Form 10-K
period 2025-12-31
INTEGRATED RAIL & RESOURCES INC.
filed 2026-04-01
CIK 2044112

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM                      TO

Commission File Number 000-56805

Integrated Rail & Resources Inc.

(Exact name of Registrant as specified in its Charter)

Delaware	33-1825873
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

400 W. Morse Boulevard, Suite 220 Winter Park, FL	32789
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (321) 972-1583

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one share of Common Stock and one-half of one redeemable warrant	OTC Pink: IRRXU	N/A
Common Stock, par value $0.0001 per share	OTC Pink: IRRX	N/A
Warrants	OTC Pink: IRRXW	N/A

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the Registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the Registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the Registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of shares of Registrant’s Common Stock outstanding as of April 1, 2026 was 6,575,561.

i

Integrated Rail & Resources Inc.

In this Annual Report on Form 10-K (the “Annual Report”), unless the context requires otherwise, references to the “Company”, “Integrated”, “we”, “us”, “our”, and similar terms refer to Integrated Rail & Resources Inc., a Delaware corporation formerly known as Integrated Rail and Resources Acquisition Corp. (“Integrated Acquisition”), and its consolidated subsidiaries. References to “TSII” refer to the private Delaware corporation that is now our wholly owned subsidiary and named Tar Sands Holdings II, LLC.

On December 12, 2025 (the “Closing Date”), we consummated a business combination pursuant to an agreement and plan of merger, dated as of August 12, 2024, as amended by that certain Amendment to and Waiver of Agreement and Plan of Merger, dated November 8, 2024, that certain Second Amendment to Agreement and Plan of Merger, dated December 31, 2024, that certain Waiver to Agreement and Plan of Merger, dated April 30, 2025, that certain Third Amendment to Agreement and Plan of Merger, dated May 14, 2025, that certain Fourth Amendment to Agreement and Plan of Merger, dated July 14, 2025, that certain Fifth Amendment to Agreement and Plan of Merger, dated September 15, 2025, and that certain Sixth Amendment to Agreement and Plan of Merger, dated December 12, 2025), by and among Integrated Rail and Resources Acquisition Corp., a Delaware corporation, Uinta Infrastructure Group Corp., a Delaware corporation, Uinta Lower Holdings, Inc., a Delaware corporation and wholly owned subsidiary of Uinta Infrastructure Group Corp., Uinta Merger Co., a Delaware corporation and wholly owned subsidiary of Uinta Infrastructure Group Corp., Uinta Merger LLC, a Delaware limited liability company and wholly owned subsidiary of Uinta Lower Holdings, Inc., Tar Sands Holdings II, LLC, a Utah limited liability company, and Endeavor Capital Group, LLC, as company member representative. Pursuant to the terms of the agreement, the business combination between Integrated Rail and Resources Acquisition Corp. and Tar Sands Holdings II, LLC was effected through (i) the merger of Uinta Merger Co. with and into Integrated Rail and Resources Acquisition Corp., with Integrated Rail and Resources Acquisition Corp. continuing as the surviving entity and a wholly owned subsidiary of Uinta Infrastructure Group Corp. (the “SPAC Merger”), and (ii) the merger of Uinta Merger LLC with and into Tar Sands Holdings II, LLC, with Tar Sands Holdings II, LLC continuing as the surviving entity and a wholly owned subsidiary of Uinta Lower Holdings, Inc. (the “Company Merger” and, together with the SPAC Merger, the “Mergers”). The transactions contemplated by the agreement, including the Mergers and the related transactions, are collectively referred to herein as the “Business Combination”. Upon consummation of the business combination, Uinta Infrastructure Group Corp., became the public reporting company and was renamed Integrated Rail & Resources Inc., and TSII became a wholly owned subsidiary of Uinta Lower Holdings, Inc. For accounting purposes, the business combination was treated as an asset acquisition in accordance with ASC 805-10-55, as substantially all of the fair value of the gross assets acquired was concentrated in a single identifiable asset or group of similar identifiable assets.

ii

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements contained in this Annual Report may constitute “forward-looking statements” for purposes of federal securities laws. Such statements can be identified by the fact that they do not relate strictly to historical or current facts. Forward-looking statements appear in a number of places in this Annual Report including, without limitation, in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. Forward-looking statements are typically identified by words such as “plan,” “believe,” “expect,” “anticipate,” “contemplate,” “intend,” “outlook,” “estimate,” “forecast,” “project,” “continue,” “could,” “may,” “might,” “possible,” “potential,” “predict,” “should,” “will,” “would” and other similar words and expressions (including the negative of any of the foregoing), but the absence of these words does not mean that a statement is not forward-looking.

These forward-looking statements are based on information available as of the date of this Annual Report and our management’s current expectations, forecasts and assumptions, and involve a number of judgments, known and unknown risks and uncertainties and other factors, many of which are outside the control of the Company and our directors, officers and affiliates. There can be no assurance that future developments will be those that have been anticipated. Accordingly, forward-looking statements should not be relied upon as representing our views as of any subsequent date.

These forward-looking statements involve a number of risks, uncertainties or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described in the section of this Annual Report titled “Risk Factors.” There can be no assurance that future developments will be those that have been anticipated. Accordingly, forward-looking statements should not be relied upon as representing our views as of any subsequent date.

Forward-looking statements in this Annual Report may include, but are not limited to, statements about:

●	the ability to obtain the listing of our Common Stock on Nasdaq Capital Market (“Nasdaq”);

●	our public securities’ liquidity and trading;

●	our ability to raise financing in the future;

●	our expected use of proceeds from future issuances of equity or convertible debt securities;

●	our future financial performance, including our revenue, costs of revenue and operating expenses;

●	our future use of equity or debt financings to execute our business strategy;

●	our ability to use cash on hand to meet current and future financial obligations, including funding our operations, debt service requirements and capital expenditures;

●	the outcome of any legal proceedings that may be instituted against us;

●	our ability to attract and retain qualified directors, officers, employees and key personnel;

●	our ability to compete effectively in a highly competitive market;

●	the ability to protect and enhance our corporate reputation and brand;

●	the impact from future regulatory, judicial and legislative changes in our industry;

●	our ability to obtain and maintain regulatory approval;

●	our ability to grow and manage growth profitably;

●	our ability to execute our business plans and strategy;

●	our ability to prevent, respond to, and recover from a cybersecurity incident;

●	the effect of global economic and political developments, including the conflicts in Ukraine, Israel and Iran;

●	a determination that we are an investment company under the Investment Company Act of 1940;

●	other factors detailed under the section of this Annual Report titled “Risk Factors.”

Should one or more of these risks or uncertainties materialize or should any of the assumptions made by our management prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. There may be additional risks that we consider immaterial or which are unknown. It is not possible to predict or identify all such risks. We do not undertake any obligation to update, add or to otherwise correct any forward-looking statements contained herein to reflect events or circumstances after the date they were made, whether as a result of new information, future events, inaccuracies that become apparent after the date hereof or otherwise, except as may be required under applicable securities laws.

iii

PART I

Item 1. Business.

Our Company

With the completion of the Business Combination on December 12, 2025, the Company owns certain oil and gas assets at Asphalt Ridge, northeastern Utah. The Company intends to upgrade the existing infrastructure and bring its Facility online in order to process and refine feedstock oil to produce products to customer specifications.

With capital from the Business Combination, together with commitments under the Shell Commitment Agreement and additional equity and debt financing, the Company intends to upgrade and bring its existing Facility online to process and refine third-party crude feedstock into products meeting customer specifications. The Facility has been substantially constructed and refurbished over time, with more than $60 million historically invested in extraction, separation, and infrastructure upgrades, and prior commissioning activities have demonstrated that commercial-scale oil extraction is feasible. Rather than pursuing near-term oil sands development, the Company’s current strategy is to leverage its permitted mine site, processing infrastructure, and transportation assets – including an on-site transload and terminal facility – to support contracted feedstock processing and refining for Shell Trading US Company (“STUSCO”) and other potential customers. This approach positions the Company at the intersection of energy infrastructure, refining services, and logistics, with a capital-efficient path to commercialization through the reactivation and modernization of existing assets.

Our primary assets include: (i) ownership of approximately 760 acres of core drilled land held in fee simple absolute at Asphalt Ridge in northeastern Utah, consisting of two designated mining tracts — the South “A” Tract and the “D” Tract (together, the “Property”); (ii) a mine facility located on the South “A” Tract (the “Mine”); (iii) a large-scale mining permit for the Mine; (iv) a refinery to operate in conjunction with the Mine; and (v) the processing infrastructure, including a loading terminal.

Corporate History

The Company traces its acquired assets to TSII, a Utah limited liability company formed in 2013. In 2013, TSII acquired certain oil and gas assets located at Asphalt Ridge in northeastern Utah in connection with the bankruptcy of the prior owner of such assets. Mining operations were conducted in the Vernal, Utah area until they were ceased in December 2015, due to the economics of the tar sands mining industry.

Corporate Developments

Since October 2024, we executed targeted financings and related actions following the completion of our business combination with TSII and in connection with our transition to the public markets. We issued three unsecured convertible notes: a $1.5 million note to B H, Inc. in October 2024, automatically convertible into 355,000 shares of Common Stock at closing of the merger (with a trust account waiver), and two notes for $100,000 and $300,000 issued to Paul Gonzalez in October 2025, automatically convertible into 20,000 and 60,000 shares of Common Stock, respectively, at closing of the merger (also with a trust account waiver). As of the date of this filing, the conversion shares to B H, Inc. and Paul Gonzalez have not yet been issued. The Company expects to issue the conversion shares upon the listing of its Common Stock on the Nasdaq. Our merger agreement with TSII was amended and waived on multiple occasions through December 12, 2025, to reflect process and timing updates.

Following the closing of the Business Combination, TSII became our wholly owned subsidiary, and we now operate as Integrated Rail & Resources Inc. On January 23, 2026, we entered into a Securities Purchase Agreement with Creto IRRX PIPE Investment, LLC for $5.0 million of Series A Convertible Preferred Stock, with the ability upon mutual agreement to sell up to $3.0 million additional within 60 days. On January 23, 2026 and again on February 6, 2026, Creto IRRX PIPE Investment, LLC invested $2,550,000 and $2,750,000, respectively in exchange for the Series A Convertible Preferred Stock. The Company has waived the 60-day requirement for the additional investment as noted in the Securities Purchase Agreement with Creto, and on March 23, 2026, Creto invested an additional $450,000 to purchase 4,500 shares of our Series A Convertible Preferred Stock. The Preferred Shares will be issued in book-entry against wired funds, to an accredited investor in a private placement relying on Securities Act exemptions. Key covenants include information and “blue sky” undertakings, use of proceeds aligned to an agreed operating budget, timely Form 8-K disclosure, execution of a resale registration rights agreement, and maintenance of sufficient authorized common stock for full conversion. The certificate of designations establishes the Series A preferences under our blank-check preferred authority and includes customary conversion mechanics, anti-dilution protections, redemption and liquidation rights, and certain consent rights while more than $1,000,000 of Accumulated Stated Value is outstanding. The agreement also contemplates an uplist effort to Nasdaq or NYSE in connection with our business plan and includes customary most favored nation clauses, right of first refusal and closing conditions, including a sponsor letter and confirmation of Utah no-action relief.

Going Concern

As of December 31, 2025, the Company had $372,165 of cash and a working capital deficit of $35,499,089. The Company consummated its business combination on December 12, 2025, however, it has not commenced operations and does not anticipate doing so until 2027. Since December 31, 2025, the company has raised approximately $5.7 million in financing. Management intends to finance operations through further debt and equity financing during 2026. While there is no assurance that such financing will be available on favorable terms, or at all, management believes its current cash position and planned fundraising activities will be sufficient to allow the Company to meet its obligations as they become due within one year from the date these financial statements are issued. Accordingly, the financial statements have been prepared on a going concern basis.

Shell Commitment Agreement

The following is a summary of the Shell Commitment Agreement between STUSCO and the Company entered into on May 7, 2025. Under this arrangement, STUSCO is the exclusive supplier of crude oil to the Facility, and the exclusive purchaser of refined products from the Facility, for an initial term of seven years following commencement of operations, with automatic two-year renewal periods thereafter unless terminated by STUSCO. The Company is responsible for the restoration and operation of the Facility at its own cost and risk, and must meet certain conditions precedent, including completion of construction and regulatory approvals, before the agreement becomes fully effective. The agreement provides for pricing based on published market indices with fixed differentials and includes provisions addressing exclusivity, right of first refusal on facility expansions, most favored nation terms, and customary termination, force majeure, and indemnification clauses.

Property

The hydrocarbon potential for oil sands is widely recognized. North America contains the largest known oil sand deposit in the world, Utah contains the largest known U.S. oil sand deposit, and Asphalt Ridge is one of Utah’s largest and most accessible oil sands deposits. The Asphalt Ridge oil sand deposit is located in the Uinta Basin in eastern Utah near the town of Vernal. The deposit is comprised of unconsolidated oil-wet sandstone up to 300 feet in thickness, with overburden thickness ranging from 0 to 500 feet. There are three well-defined priority “pit” areas of Asphalt Ridge where the surface mineable reserves are principally located, referred to as the “A,” “D,” and “South” Tracts. The Company acquired the “A” and “D” Tracts in 2013, which provides it with the most concentrated oil sands reserves at Asphalt Ridge. It is not anticipated that oil sands will be developed in the near term; instead, the Company will focus on processing feedstock under the Shell Commitment Agreement.

Facility

The Company’s existing extraction facility is located on the “A” Tract. This open pit has been mined since the 1920s, primarily for asphalt and road base, and the initial overburden has been removed and necessary regulatory approvals are in place. In 1999, approximately $23 million was expended to construct a solvent-based 2,000 barrel per day facility to produce bitumen and recover 1,000 barrels of solvent. This process proved unsuccessful, primarily due to severe emulsion issues created by the surfactants. The operator then tested and confirmed the commercial viability of using a modified hot water process to separate oil from sand (the “Separation Technology”). In 2008, approximately $39 million of additional capital was expended to enhance the Separation Technology, refurbish the entire Facility to utilize the Separation Technology, reconfigure and expand existing infrastructure, and reconstruct the Mine site. Major areas of the refurbished production Facility have been successfully tested and commissioned with oil sands.

The result of the commissioning process has demonstrated that oil extraction is commercially feasible; however, operations were shut down in February 2010 due to lack of funding. It is anticipated that the majority of the existing equipment associated with the refining process will be utilized to produce commercial products for the Customer. Additional equipment and process changes will be required to achieve this and will be redesigned to accommodate the Customer feedstock. Existing tar sand handling facilities will be properly decommissioned and removed from the location to improve environmental conditions and make room for anticipated refining expansions. The Property also includes a transload truck facility and terminal, which will be expanded as required to allow for efficient terminalling and transportation of crude feedstock and refined products.

Engineering Review

Becht Engineering BT, Inc., an engineering, inspection, and capital reserve consulting firm (“Becht”) was engaged to initiate a three-staged Front-End Loading (“FEL”) engineering review to assess the technical and economic feasibility of existing equipment to meet processing requirements and identify equipment changes, modifications, and additions necessary to achieve production targets. The first of three FEL stages (“Phase 1”) was completed in January 2025. The remaining FEL stages are being conducted by BHI, Co., an engineering, procurement, and construction firm (“BHI”), with Becht transitioning to the role of owner’s support and technical consultants for the remainder of the project. The second of the three FEL stages (“FEL-2”) was completed in January 2026, and the third of the three FEL stages (“FEL-3”) is expected to be completed by April 2026. The expected In-Service Date is during the second half of 2027.

Permitting

The Company has in place key permits for original operations and has determined, through initial investigation, that these permits will require certain amendments to address changes in feedstock, refined products, and operational capacity. Because the Facility is located on private property, the State of Utah has primary regulatory authority, and the State of Utah has been generally supportive of energy and related processing operations like those anticipated by the Company. As a result, the Company does not anticipate any significant delays with respect to project scheduling due to permitting. In addition, the Company believes that existing permits cover more activities than will be engaged in going forward, and accordingly the Company believes it is “over permitted” with respect to its new business plan.

Development Plan

Refining process, equipment, and storage will be designed and installed to achieve an initial throughput target of 16,500 barrels per day. Permitting activities will be undertaken to coincide with the production targets and emission control technologies associated with the facilities. It is anticipated that the refining capacity will be expanded over time to increase throughput to match Customer and market demand. Conventional, proven processes and technologies will be utilized and will be built and operated in accordance with safety, environmental, and regulatory requirements.

Market Opportunity

We believe that we can establish profitable oil and gas operations in Utah, where our permitted Facility is located, and elsewhere in the western United States. The oil and gas industry currently appears operationally favorable in Utah, and we believe that the overall operating environment and the market for oil and gas in Utah should remain favorable for the foreseeable future. We believe our operations will help meet domestic oil and gas needs that are expected to remain strong for the foreseeable future, and in doing so, we will also support the country’s goal of energy independence.

Products and Target Markets

The Company will be supplied crude oil volumes by the Customer to store, process, and deliver refined products on the downstream side of the refinery. The Customer is a global, integrated oil producer that is responsible for the offtake and marketing of the finished products. As such, the commodity and market risks will be borne primarily by the Customer with guaranteed minimum volumes to ensure refining operations remain economic.

Customers

We anticipate that our principal customer will initially be STUSCO (“Customer”) pursuant to the Shell Commitment Agreement, and in the future would include other refiners, independent marketers, and retailers. Diesel fuel would be sold to refiners, wholesalers, and railroads; jet and maritime fuel would be sold for commercial airline and maritime use; specialty lubricant products would be sold in both commercial and specialty markets; and LPGs would be sold to LPG wholesalers and LPG retailers.

Competition

All facets of the energy industry are highly competitive. Our competitors include major integrated, national, and independent energy companies. Many of these competitors have financial and technical resources and staff which may allow them to better withstand and react to changing and adverse market conditions. In addition, the energy industry is subject to global economic and political factors and changing governmental regulations. Our operating results are affected by changes in pricing for crude oil, feedstocks, and natural gas, as well as changes in the markets that we serve.

Typical competition in the refining space is heavily dependent on the price of feedstock compared to the value of refined products, which exposes many refiners to commodity risks associated with both upstream and downstream markets. The structure of this business, with the Customer and the Shell Commitment Agreement, facilitates competitiveness against larger market peers. Additionally, due to the location of this processing facility, we believe that the Company is the only refiner in the Uinta Basin that can improve competitive economics related to lower transportation costs, which other refiners in the region are currently unable to capture.

Corporate Information

Our principal executive office is located at 400 W. Morse Blvd, Suite 220, Winter Park, FL 32789 and our telephone number is (321) 972-1583.

Available Information

Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any other materials that we file with, or furnish to, the U.S. Securities and Exchange Commission (“SEC”) will be available on the SEC’s website at www.sec.gov.

Environmental Regulations

Our activities are subject to federal, state, and local laws and regulations governing environmental quality and pollution control. We are subject to extensive and evolving federal and state environmental regulations governing air emissions, wastewater discharges, and solid and hazardous waste management activities. Many of these regulations are becoming increasingly stringent, and the cost of compliance can be expected to increase over time. Our policy is to accrue environmental and clean-up related costs of a non-capital nature when it is probable that a liability has been incurred and the amount can be reasonably estimated.

Climate Change and Regulation of Greenhouse Gases

According to many scientific studies, emissions of CO2, methane, NOX, and other gases commonly known as GHG are contributing to global warming of the earth’s atmosphere and to global climate change. In response, legislative and regulatory initiatives have been underway to limit GHG emissions. The U.S. Supreme Court determined that GHG emissions fall within the federal Clean Air Act (“CAA”) definition of an “air pollutant” and the EPA promulgated an endangerment finding, paving the way for regulation of GHG emissions under the CAA. New construction or material expansions that meet certain GHG emissions thresholds will likely require that, among other things, a GHG permit be issued in accordance with the federal CAA regulations, and we would be required, in connection with such permitting, to undertake a technology review to determine appropriate controls to be implemented in order to reduce GHG emissions. The EPA has also promulgated rules requiring large sources to report their GHG emissions, which we may become subject to in the future.

Solid and Hazardous Waste

Our business generates waste, which may include hazardous waste, that is subject to regulation under the federal Resource Conservation and Recovery Act (“RCRA”) and state statutes. The EPA has limited the disposal options for certain hazardous wastes and state regulation of the handling and disposal of certain wastes associated with refining operations is becoming more stringent. We believe that our operations are in material compliance with all applicable RCRA regulations.

Superfund

The Comprehensive Environmental Response, Compensation, and Liability Act (“CERCLA”), also known as the “Superfund” law, imposes liability, without regard to fault or the legality of the original conduct, on certain persons with respect to the release or threatened release of a “hazardous substance” into the environment. At this time, we do not believe that we have any material liability associated with any Superfund site and we have not been notified of any claim, liability, or damages under CERCLA.

Oil Pollution Act

The Oil Pollution Act of 1990 (“OPA”) and regulations thereunder impose a variety of requirements on “responsible parties” related to the prevention of crude oil spills and liability for damages resulting from such spills in U.S. waters. We are not aware of the occurrence of any action or event that would subject us to liability under OPA and we believe that compliance with OPA’s financial responsibility and other operating requirements will not have a material adverse effect on us.

Air Emissions

Our refining operations are subject to local and state regulations for the control of emissions from sources of air pollution. Our refining business is subject to very significant state air permitting and pollution control requirements. We believe that we are in substantial compliance with air pollution control requirements.

OSHA

We are subject to the requirements of the federal Occupational Safety and Health Act (“OSHA”) and comparable state statutes. The OSHA hazard communication standard, the EPA community right-to-know regulations under Title III of the federal Superfund Amendments and Reauthorization Act, and similar state statutes require us to organize and/or disclose information about hazardous materials used or produced in our operations.

Human Capital

Workforce Composition

We believe our employees are our most valuable asset. On December 31, 2025, our workforce consisted of five (5) employees.

Culture and Values

We are a values-driven company. Our tight-knit community values integrity, creativity, hard work, and respect for others. We value innovative thought, which we believe drives our growth and success. We value the unique heritage, experiences, and contributions of everyone we get to work with and serve.

Benefits

We plan to offer competitive compensation, benefits, and time-off packages to promote employee fulfillment and work-life balance. We plan for our benefits to include a retirement savings plan with company match, employee stock purchase plan, extensive health and wellness benefits, generous time off allowance, and a tuition reimbursement program.

Health and Safety

Safety is paramount to every operation and activity we undertake. We recognize that our responsible stewardship impacts every employee, every contractor, and every member of the community, and we embrace that responsibility. We promote a culture of continuous safety improvement with a keen eye for evaluating and managing risk. We continually monitor and improve the effectiveness of our health and safety programs, policies, and procedures to achieve this objective.

Cybersecurity

We are in the early stages of developing and formalizing our cybersecurity risk management program. Our information systems currently include data network and telecommunications, internet access and our websites, and various computer hardware equipment and software applications, including those that will be critical to the safe operation of our Facility and terminals as we bring them online. To the extent that these information systems are under our control, we have implemented cybersecurity policies designed to address identified risks. However, security measures for information systems cannot be guaranteed to be failsafe.

As we continue to build out our operations and information technology infrastructure in connection with the refurbishment of our Facility and the commencement of refining operations under the Shell Commitment Agreement, we intend to enhance our cybersecurity program in a manner consistent with recognized industry frameworks and best practices. In particular, as we expand, we expect to implement additional safeguards, including formalized incident response plans, regular employee cybersecurity training, third-party risk assessments, and periodic evaluations of our cybersecurity risk posture. We also expect to engage third-party consultants and service providers to assist us in developing and maintaining cybersecurity policies and procedures appropriate to our evolving operations.

As technologies evolve and cyber-attacks become more sophisticated, we may incur significant costs to upgrade or enhance our security measures to protect against such attacks and we may face difficulties in fully anticipating or implementing adequate preventive measures or mitigating potential harm. Federal legislation relating to cybersecurity threats could impose additional requirements on our operations.

Properties

Our primary assets are located at Asphalt Ridge in northeastern Utah. These properties and facilities have no current operations. Please read “Property” and “Facility” above for the location and general character of the properties used in our refining and logistics operations.

Emerging Growth Company Status

We are an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

We are also a “smaller reporting company” as defined in the Exchange Act. We may continue to be a smaller reporting company even after we are no longer an emerging growth company. We may take advantage of certain of the scaled disclosures available to smaller reporting companies until the fiscal year following the determination that (i) the market value of our voting and non-voting common stock held by non-affiliates is $250 million or more measured on the last business day of our second fiscal quarter, or (ii) our annual revenues are less than $100 million during the most recently completed fiscal year and the market value of our voting and non-voting common stock held by non-affiliates is $700 million or more measured on the last business day of our second fiscal quarter.

Item 1A. Risk Factors.

Investing in our securities involves a high degree of risk. Before making an investment decision, you should consider carefully the following risk factors, as well as the other information set forth in this Annual Report, including matters addressed in the section titled “Cautionary Note Regarding Forward-Looking Statements.” If any of these risks actually occur, it may materially harm our business, financial condition, liquidity, and results of operations. As a result, the market price of our securities could decline, and you could lose all or part of your investment. Additionally, the risks and uncertainties described in this Annual Report are not the only risks and uncertainties that we face. We may face additional risks and uncertainties that are not presently known to us, or that we currently deem immaterial.

Risk Factor Summary

Our business is subject to numerous risks and uncertainties that you should be aware of before making an investment decision. These risks include, but are not limited to, the following:

●	We acquired our oil and gas assets in 2013 and have not conducted mining operations at our property since 2015. There can be no assurance that we will be able to upgrade or make our existing refinery facility operational.

●	Our operations will be subject to operational hazards that could expose us to potentially significant losses.

●	Instability in the global economic and political environment can lead to volatility in the cost and availability of crude oil and prices for refined products, which could adversely impact our results of operations.

●	The development schedule of infrastructure and refining projects is subject to delays and cost overruns.

●	Many of our planned refined products could cause serious injury or death if mishandled or misused.

●	Our business is impacted by increased risks of spills, discharges, or other releases of petroleum or hazardous substances.

●	We rely upon certain critical information systems for the operation of our business and the failure of any critical information system, including a cybersecurity breach, may result in harm to our business.

●	Our independent registered public accounting firm’s report contains an explanatory paragraph that expresses substantial doubt about our ability to continue as a “going concern.”

●	We must make substantial capital expenditures at our Facility and related assets to establish and maintain their reliability and efficiency.

●	The Shell Commitment Agreement and Letter of Credit Facility expose us to counterparty credit and performance risk.

●	The Parties to the Shell Commitment Agreement may not satisfy the Conditions Precedent, which could adversely affect our business.

●	Construction, development, maintenance and operation of our Facility involves significant risks and hazards.

●	Because we will rely on only one customer for our future Crude Oil Products, the change in ownership or management of such customer may adversely affect our business.

●	Inadequate liquidity could materially and adversely affect our business operations.

●	We may incur significant debt in the future.

●	Changes in the availability of and the cost of labor could adversely affect our business.

●	If there is an increase in transportation solutions within the Uinta Basin, it could lead to an increase in the demand for the natural resources in the Basin, thus potentially increasing the price of the resources and adversely affecting our business, financial condition and results of operations.

●	Our ability to generate cash and repay our indebtedness or fund capital expenditures depends on many factors beyond our control and any failure to do so could harm our business, financial condition, and results of operations.

●	Our debt agreements may impose significant operating and financial restrictions on us.

●	We may incur losses and incur additional costs as a result of forward-contract activities and derivative transactions.

●	Variable rate indebtedness would subject us to interest rate risk, which could cause our debt service obligations to increase significantly.

●	Adverse changes in global economic conditions and the demand for transportation fuels may impact our business.

●	The requirements of being a public company may strain our resources, result in more litigation and divert management’s attention.

●	Earnings and cash flows from our operations will depend on a number of factors, including the cost of crude oil and other refinery feedstocks.

●	Reclamation and financial assurances required in order to support those obligations can be expensive.

●	Geopolitical conflicts could increase the cost of our crude oil feedstocks and affect the demand for our products.

●	Our insurance coverage may be inadequate to protect us from the liabilities that could arise in our business.

●	Climate change may increase the frequency and severity of weather events that could adversely affect our operations.

●	We are subject to interruptions of supply and increased costs as a result of our reliance on third-party transportation of crude oil and refined products.

●	We may be subject to significant costs and liabilities related to environmental remediation and asset retirement obligations, which could adversely affect our financial condition and results of operations;

●	Changes in renewable fuel standards and related regulatory programs may increase our compliance costs and adversely impact our operations ;

●	The financial and operating results of our refinery, including the products we refine and sell, may be seasonal.

●	Meeting the requirements of evolving environmental, health, and safety laws and regulations could adversely affect our performance.

●	Potential legislative and regulatory actions addressing climate change could increase our costs, reduce our revenue and cash flow, or otherwise alter the way we conduct our business.

●	Regulatory and other requirements concerning the transportation of crude oil and other commodities by rail may cause increases in transportation costs.

●	Changes in the global trade environment, including the imposition of import tariffs, could adversely affect our results of operations.

●	Compliance with and changes in tax laws could materially and adversely affect our financial condition, results of operations and cash flows.

●	We are an “emerging growth company” and we cannot be certain if the reduced disclosure requirements applicable to emerging growth companies will make our common stock less attractive to investors.

●	Certain of our stockholders hold a significant percentage of our outstanding voting securities.

●	Our issuance of additional common stock or preferred stock may cause our common stock price to decline.

●	Our common stock may become subject to the SEC’s penny stock rules.

●	If we are unable to implement and maintain effective internal control over financial reporting, investors may lose confidence in the accuracy and completeness of our financial reports.

●	Concurrent resale and potential dilution of stockholders’ ownership.

●	We do not know whether an active, liquid and orderly trading market will develop for our common stock.

●	Our common stock is not currently listed on a national securities exchange, and there can be no assurance that our stock will be approved for listing; as a result, investors may face limited liquidity, greater price volatility, and other material risk.

●	Investing in our Company is highly speculative and could result in the entire loss of your investment.

●	We do not intend to pay dividends for the foreseeable future.

●	Anti-takeover provisions in the Company’s charter and bylaws may prevent or frustrate attempts by stockholders to change the board of directors or current management.

●	If securities or industry analysts publish inaccurate or unfavorable research about our business, our stock price could decline.

●	Compliance with changing corporate governance regulations and public disclosures may result in additional risks and exposures.

●	The public offering price for our shares of common stock may not be indicative of prices that will prevail in the trading market and such market prices may be volatile.

Risks Related to the Company’s Business and Industry

Our independent registered public accounting firm’s report contains an explanatory paragraph that expresses substantial doubt about our ability to continue as a “going concern.”

We incurred a net loss of $20,882,176 and net loss of $4,822,902 for the years ended December 31, 2025 and 2024, respectively, and have had no substantial revenue generating operations during these periods. As of December 31, 2025, we had current liabilities of $35,871,254 largely consisting of notes payable coming due in the short-term and accounts payable. We may continue to incur negative operating cash flows and rely on raising debt and equity funding from the capital markets. Our ability to continue as a going concern depends primarily on our ability to increase cash flows from current and new operating activities, or our ability to raise funding as and when necessary. There is material uncertainty related to these events that causes significant doubt about our ability to continue as a going concern.

We must make substantial capital expenditures at our Facility and related assets to establish and maintain their reliability and efficiency.

Our Facility and related assets have existed for many years. Equipment, even if properly maintained, may require significant capital expenditures and expenses to keep operating efficiently. These costs do not result in increases in unit capacities, but rather are focused on trying to maintain safe, reliable operations. Delays or cost increases related to the engineering, procurement, and construction of new facilities, or improvements and repairs to our existing facilities and equipment, could have a material adverse effect on our business, financial condition, or results of operations. Such delays or cost increases may arise as a result of unpredictable factors in the marketplace, many of which are beyond our control, including: denial or delay in obtaining regulatory approvals and/or permits; unplanned increases in the cost of equipment, materials, or labor; disruptions in transportation of equipment and materials; severe adverse weather conditions, natural disasters, or other events; shortages of sufficiently skilled labor; market-related increases in a project’s debt or equity financing costs; and non-performance or force majeure by, or disputes with, our vendors, suppliers, contractors, or sub-contractors. Any one or more of these occurrences noted above could have a significant impact on our business. If we are unable to make up the delays or to recover the related costs, or if market conditions change, it could materially and adversely affect our financial position, results of operations, or cash flows.

The Shell Commitment Agreement and Letter of Credit Facility expose us to counterparty credit and performance risk.

Through our Shell Commitment Agreement with STUSCO, STUSCO owns all of the crude oil we produce and substantially all of our refined product inventories prior to our sale of the inventories. An adverse change in the business, results of operations, liquidity, or financial condition of STUSCO could adversely affect the ability of such counterparty to perform its obligations, which could consequently have a material adverse effect on our business, results of operations, or liquidity and, as a result, our business and operating results.

The Parties to the Shell Commitment Agreement may not satisfy the Conditions Precedent, which could adversely affect our business.

The Shell Commitment Agreement is subject to certain Conditions Precedent, including, among other things, the necessary refurbishment, construction, permitting, and receipt of approvals of or by the Facility have occurred. It is possible that these Conditions Precedent may not be achieved in a timely manner or at all. If the parties to the Shell Commitment Agreement are unable to complete the Conditions Precedent, the Company will not fully realize the anticipated benefits of the Transactions. STUSCO has the ability to curtail or cease its activities during the term of the Shell Commitment Agreement and in certain circumstances, STUSCO can terminate the Shell Commitment Agreement. STUSCO may elect to meaningfully curtail or cease its activities under the Shell Commitment Agreement for up to six months without us having the ability to terminate the Commitment Agreement and secure another customer. Furthermore, STUSCO may elect not to exercise its extension option on the Shell Commitment Agreement at the end of the seven-year term.

Construction, development, maintenance and operation of our Facility involves significant risks and hazards.

The construction of the Facility involves numerous risks. Success in constructing a particular project is contingent upon or may be affected by, among other things: timely implementation and satisfactory completion of construction; obtaining and maintaining required governmental permits and approvals; delivery of components on-budget and on-time; cost overruns and change orders; adverse environmental and geological or weather conditions; force majeure and other events outside of our control; and changes in laws affecting the project. If we fail to complete the improvements to the Facility, fail to meet one or more agreed target milestone dates or fail to perform other contract terms, there may be a delay in, reduction or cancellation of payments from STUSCO, increased costs due to contractual penalties, loss of future revenue, termination of the Shell Commitment Agreement, and we may not be able to recover our investment in the Facility.

Because we will rely on only one customer for our future Crude Oil Products, the change in ownership or management of such customer may adversely affect our business.

Our success will depend on developing and maintaining close working relationships with our Customer. Currently, we expect to generate a substantial majority of our revenue from the production of Crude Oil Products and related services we will provide to STUSCO. Changes in the business of this Customer, particularly with respect to a change in its management or ownership, could change the dynamics of our current relationship. If we are not able to establish a strategic relationship with the new management or ownership, or if new management or ownership chooses to enter into relationships with preferred service providers, it may materially and adversely affect our business, financial condition and results of operations.

Inadequate liquidity could materially and adversely affect our business operations.

If our cash flow and capital resources are insufficient to fund our obligations, we may be forced to reduce our capital expenditures, seek additional equity or debt capital, or restructure indebtedness. We cannot assure you that any of these remedies could, if necessary, be affected on commercially reasonable terms, or at all. The availability of capital when the need arises will depend upon a number of factors, some of which are beyond our control.

We may incur significant debt in the future.

A substantial level of indebtedness could have important consequences, including the following: we may be required to use a substantial portion of our cash flow from operations to pay interest and principal on our indebtedness and obligations under the Shell Commitment Agreement, which reduces funds available to us for other purposes; our ability to refinance such indebtedness or to obtain additional financing for working capital, capital expenditures, acquisitions, or general corporate purposes may be impaired; our leverage may be greater than that of some of our competitors, which may put us at a competitive disadvantage; and we may be more vulnerable to economic downturns and adverse developments in our business.

Changes in the availability of and the cost of labor could adversely affect our business.

Changes in labor markets due to various factors, including inflationary pressures, have increased the competition for recruiting and retaining talent. Our business could be adversely impacted by increases in labor, health care, and benefits costs necessary to attract and retain high quality employees with the right skill sets to meet our needs. Any failure by us to attract, develop, retain, motivate, and maintain good relationships with qualified individuals could adversely affect our business and results of operations.

If there is an increase in transportation solutions within the Uinta Basin, it could lead to an increase in the demand for the natural resources in the Basin, thus potentially increasing the price of the resources and adversely affecting our business, financial condition and results of operations.

If there is an increase in transportation solutions within the Uinta Basin, such as construction of the Uinta Basin Railway (the “UBR”), this may lead to an increase in the demand for the natural resources in the Basin, potentially adversely affecting our profit margin per barrel.

Our ability to generate cash and repay our indebtedness or fund capital expenditures depends on many factors beyond our control and any failure to do so could harm our business, financial condition, and results of operations.

Our ability to fund future capital expenditures and repay any indebtedness when due will depend on our ability to generate sufficient cash flow from operations and borrowings under future debt agreements. To a certain extent, this is subject to general economic, financial, competitive, legislative, and regulatory conditions and other factors that are beyond our control. We cannot assure you that our businesses will generate sufficient cash flow from operations or that future borrowings will be available to us at an amount sufficient to fund our liquidity needs. If our cash flow and capital resources are insufficient to fund our needs, we may be forced to reduce our planned capital expenditures, sell assets, seek additional equity or debt capital, or restructure our debt. We cannot assure you that any of these remedies could, if necessary, be affected on commercially reasonable terms, or at all, which could cause us to default on our obligations and could impair our liquidity.

Our debt agreements may impose significant operating and financial restrictions on us.

The terms of any future debt may impose significant operating and financial restrictions on us. These restrictions, among other things, may limit our ability to: pay dividends or distributions, repurchase equity, prepay junior debt, and make certain investments, loans, or acquisitions; incur additional debt, make guarantees of debt, or issue certain disqualified stock and preferred stock; sell or otherwise dispose of assets; incur liens; enter into certain hedging transactions; consummate fundamental changes, merge or consolidate with another company, sell all or substantially all of our assets, or alter our business; and enter into certain transactions with affiliates. All of these covenants may adversely affect our ability to finance our operations, meet or otherwise address our capital needs, pursue business opportunities, react to market conditions, or otherwise restrict activities or business plans. A breach of any of these covenants could result in a default in respect of the related indebtedness. If a default occurs, the requisite lenders could elect to declare the indebtedness, together with accrued interest and other fees, to be immediately due and payable and proceed against any collateral securing that indebtedness.

We may incur losses and incur additional costs as a result of forward-contract activities and derivative transactions.

We may enter into derivative contracts from time to time primarily to reduce our exposure to fluctuations in interest rates and in the price of crude oil and refined products. If the instruments we use to hedge our exposure are not effective, or if our counterparties are unable to satisfy their obligations to us, we may incur losses. We may also be required to incur additional costs in connection with future regulation of derivative instruments to the extent such regulation is applicable to us. Additionally, our commodity derivative activities may produce significant period-to-period earnings volatility that is not necessarily reflective of our underlying operational performance.

Variable rate indebtedness would subject us to interest rate risk, which could cause our debt service obligations to increase significantly.

We may be subject to interest rate risk in connection with future debt agreements as well as our Shell Commitment Agreement, which bear interest at variable rates. Interest rate changes could affect the amount of our interest payments and, accordingly, our future earnings and cash flows, assuming other factors are held constant. Increases in interest rates could also impact our ability to incur indebtedness to fund acquisitions and working capital needs. Since 2022, interest rates have been significantly higher than in recent years and a significant increase in prevailing interest rates could substantially increase our interest expense and have a material adverse effect on our financial condition, results of operations, and cash flows.

Adverse changes in global economic conditions and the demand for transportation fuels may impact our business.

A recession or prolonged economic downturn would adversely affect the business and economic environment in which we operate. These conditions increase the risks associated with the creditworthiness of our suppliers, customers, and business partners. The consequences of such adverse effects could include interruptions or delays in our suppliers’ performance of our contracts, reductions and delays in customer purchases, and delays in or the inability of customers to obtain financing to purchase our products.

The requirements of being a public company may strain our resources, result in more litigation and divert management’s attention.

As a public company, we will be subject to the reporting requirements of the Exchange Act, the Securities Act, the listing requirements of Nasdaq and other applicable securities rules and regulations. Complying with these rules and regulations will increase our legal and financial compliance costs, make some activities more difficult, time consuming or costly, and increase demand on our systems and resources, including management. We may also need to hire additional employees or engage outside consultants to comply with these requirements, which will increase our costs and expenses.

Our management has limited experience in managing the day-to-day operations of a public company.

The requirements of operating as a public company are many and sometimes difficult to navigate. This may require us to obtain outside assistance from legal, accounting, investor relations, or other professionals that could be more costly than planned. If we lack cash resources to cover these costs of being a public company in the future, our failure to comply with reporting requirements and other provisions of securities laws could negatively affect our stock price and adversely affect our potential results of operations, cash flow and financial condition.

We acquired our oil and gas assets in 2013 and have not conducted mining operations at our property since 2015. There can be no assurance that we will be able to upgrade or make our existing refinery facility operational.

We acquired our oil and gas assets in 2013 and have operated them as an open-pit tar sands mine. We have not conducted mining operations at our property since 2015. The Company intends to upgrade and bring its Facility online in order to process and refine feedstock oil to produce products to customer specifications. It is anticipated that the majority of our existing equipment associated with the refining process will be utilized to produce commercial products for the Customer. Additional equipment and process changes will be required to achieve this production and will be redesigned to accommodate the Customer feedstock. Our growth depends on successfully implementing our plans to make our Facility operational to produce feedstock for the Customer. There can be no assurance that we will be able to upgrade or bring our Facility online within our expected timeframe, within our planned budget, with our expected financing or at all. If we are unsuccessful in reaching and maintaining planned production rates at our Facility, we may not be able to build a sustainable or profitable business.

Our operations will be subject to operational hazards that could expose us to potentially significant losses.

Our operations will be subject to potential operational hazards and risks inherent in refining operations, in transporting and storing crude oil and refined products. Any of these risks, such as fires, explosions, security breaches, cyber threats, pipeline ruptures and spills, mechanical failure of equipment, and severe weather and natural disasters at our or third-party facilities could result in business interruptions or shutdowns and damage to our properties and the properties of others. A serious accident at our facilities could also result in serious injury or death to our employees or contractors and could expose us to significant liability for personal injury claims and reputational risk. Any such event or unplanned shutdown could have a material adverse effect on our business, financial condition, and results of operations.

Earnings and cash flows from our operations will depend on a number of factors, including the cost of crude oil and other refinery feedstocks.

Earnings and cash flows from our operations will depend on a number of factors, including to a large extent the cost of crude oil and other refinery feedstocks, which has fluctuated significantly in recent years. The expenses we pay and prices we receive will depend on numerous factors beyond our control, including the global supply and demand for crude oil, gasoline, and other refined products, which are subject to, among other things: changes in the global economy and the level of foreign and domestic production of crude oil and refined products; availability of crude oil and refined products and the infrastructure to transport crude oil and refined products; local factors, including market conditions, the level of operations of other refineries in our markets, and the volume and price of refined products imported; threatened or actual terrorist incidents (including cyber attacks), acts of war, and other global political conditions; government regulations or mandated production curtailments or limitations; and weather conditions, hurricanes, or other natural disasters.

Instability in the global economic and political environment can lead to volatility in the cost and availability of crude oil and prices for refined products, which could adversely impact our results of operations.

Instability in the global economic and political environment can lead to volatility in the cost and availability of crude oil and in the price and demand for refined products. This may place downward pressure on our results of operations. This is particularly true of developments in and relating to oil-producing countries, including terrorist activities, military conflicts, embargoes, internal instability, or actions or reactions of the U.S. or foreign governments in anticipation of, or in response to, such developments. Any such events may limit or disrupt markets, which could negatively impact our ability to access global crude oil commodity flows or sell our refined products.

The development schedule of infrastructure and refining projects is subject to delays and cost overruns.

Historically, these types of development projects have experienced delays and capital cost increases and overruns due to, among other factors, the unavailability or high cost of equipment, supplies, personnel and services. The cost to develop our projects is not yet fixed and will remain dependent upon a number of factors, including the completion of detailed cost estimates and final engineering, contracting and procurement costs. Our construction and operation schedules may not proceed as planned and may experience delays or cost overruns. Any delays may increase the costs of the project, requiring additional capital, and such capital may not be available in a timely and cost-effective fashion.

Reclamation and financial assurances required in order to support those obligations can be expensive.

Where mining operations are or have been conducted, the Company is obligated to reclaim mined areas and to maintain adequate resources, including related insurance and bonding, to support reclamation obligations. Both the cost of reclamation and the financial assurances required to be in place in order to mine can be expensive. Even with limited activity to date, the Company’s current estimated future reclamation obligation is approximately $796,000. As operations expand, this amount will increase accordingly.

Geopolitical conflicts could increase the cost of our crude oil feedstocks and affect the demand for our products.

In February 2022, following Russia’s invasion of Ukraine, the U.S. and other countries announced sanctions against Russia, including restrictions on the importation of Russian crude oil. The U.S. and other countries have imposed additional sanctions as the conflict has escalated. Any further sanctions imposed or actions taken by the U.S. or other countries, and any retaliatory measures by Russia in response, such as restrictions on energy supplies from Russia, may impact costs, reduce our sales and earnings, or otherwise have an adverse effect on our operations.

In March 2026, the U.S. and Israel initiated military actions against targets in Iran. In response, Iran has retaliated with a series of attacks on key infrastructure in neighboring countries across the Middle East. Further, Iran has committed to utilizing military intervention to close the Strait of Hormuz which impacts a significant portion of global oil and natural gas supply. An escalation by the U.S. or Israel, or other countries, and any retaliatory measures by Iran in response, such as broader attacks on regional infrastructure, may impact costs, reduce our sales and earnings, or otherwise have an adverse effect on our operations.

Additionally, conflicts like Russia’s invasion of Ukraine, the military actions against, and response from, Iran, and the risk of attacks on shipping in the Red Sea, including any ongoing barriers to the shipping lanes in the Strait of Hormuz, may exacerbate inflationary pressures, including with respect to commodity prices and energy costs, and disrupt global supply chains. Rapid and significant changes in commodity costs may affect the demand for our products.

Many of our planned refined products could cause serious injury or death if mishandled or misused.

While we will work to produce, refine, store, transport, and deliver all of our refined products in a safe manner, many of our refined products are highly flammable or explosive and could cause significant damage to persons or property if mishandled. Defects in our products (such as gasoline or jet fuel) or misuse by us or by end purchasers could lead to fatalities or serious damage to property. We may be held liable for such occurrences, which could have a material adverse effect on our business and results of operations.

Our business is impacted by increased risks of spills, discharges, or other releases of petroleum or hazardous substances.

The operation of refineries and refined products terminals is subject to increased risks of spills, discharges, or other inadvertent releases of petroleum or hazardous substances. If any of these events occur, or are found to have previously occurred, we could be liable for costs and penalties associated with their remediation under federal, state, and local environmental laws or common law, and could be liable for property damage to third parties caused by contamination from releases and spills. The penalties and clean-up costs that we may have to pay could be significant and have a material adverse effect on our business, financial condition, or results of operations.

Our insurance coverage may be inadequate to protect us from the liabilities that could arise in our business.

We carry property, casualty, business interruption, and other lines of insurance, but we do not maintain insurance coverage against all potential losses. We could suffer losses for uninsurable or uninsured risks or in amounts in excess of existing insurance coverage. There also can be no assurance that existing insurance coverage can be renewed at commercially reasonable rates or that available coverage will be adequate to cover future claims. The occurrence of an event that is not fully covered by insurance or failure by one or more insurers to honor its coverage commitments for an insured event could have a material adverse effect on our business, financial condition, and results of operations.

We rely upon certain critical information systems for the operation of our business and the failure of any critical information system, including a cybersecurity breach, may result in harm to our business.

We are heavily dependent on our technology infrastructure and maintain and rely upon certain critical information systems for the effective operation of our business. Our information systems are subject to damage or interruption from a number of potential sources including natural disasters, ransomware, software viruses or other malware, power failures, cyber-attacks, and other events. Any compromise of our data security or our inability to use or access these information systems at critical points in time could unfavorably impact the timely and efficient operation of our business and subject us to additional costs and liabilities, which could adversely affect our business, financial condition, and results of operations.

Climate change may increase the frequency and severity of weather events that could adversely affect our operations.

Increasing concentrations of greenhouse gasses (“GHG”) in Earth’s atmosphere may produce climate changes that have significant weather-related effects, such as increased frequency and severity of storms, droughts, floods, and other climatic events. If any of those effects were to occur, they could have an adverse effect on our operations, including damages to our refinery, retail locations, logistics assets or other properties from powerful wind or rising waters. Additionally, if we are named in litigation related to climate change, costs or other impacts resulting from such litigation could be material.

We are subject to interruptions of supply and increased costs as a result of our reliance on third-party transportation of crude oil and refined products.

We will rely on third-party transportation systems, including pipelines, trucking, and rail, to transport crude oil feedstocks to our Facility and to deliver refined products to customers. These transportation systems may be temporarily unavailable to us due to market conditions, regulatory reasons, mechanical reasons, weather-related events, or other factors or events outside of our control. If any of these transportation systems become unavailable, we could experience increased costs to deliver crude oil and refined products to alternate delivery points, or, in some cases, may be required to curtail or shut down operations until the transportation systems are restored. Any prolonged interruption in the functioning of these transportation systems could have a material adverse effect on our business, financial condition, and results of operations.

The financial and operating results of our refinery, including the products we refine and sell, may be seasonal.

Demand for gasoline in the Rockies and Northwest United States is generally higher during the summer months than during the winter months. Financial and operating results for the first and fourth calendar quarters may be lower than those for the second and third calendar quarters of each year as a result of this seasonality.

Risks Related to the Company’s Regulatory Environment

Meeting the requirements of evolving environmental, health, and safety laws and regulations could adversely affect our performance.

Consistent with the experience of other U.S. refineries, environmental laws and regulations have raised operating costs and may require significant capital investments. We may be required to address conditions that may be discovered in the future and require a response. Potentially material expenditures could be required in the future as a result of evolving environmental, health, and safety and energy laws, regulations, or requirements that may be adopted or imposed in the future. Currently, multiple legislative and regulatory measures to address GHG emissions are in various phases of consideration, promulgation, or implementation, each of which could require reductions in our GHG emissions. Requiring reductions in these emissions could result in increased costs to operate and maintain our facilities, install new emission controls at our facilities, and administer and manage any emissions programs, including acquiring emission credits or allotments. Requiring reductions in our GHG emissions and increased use of renewable fuels could also decrease the future demand for our refined products, and could have a material adverse impact on our business, financial condition, and results of operations.

Potential legislative and regulatory actions addressing climate change could increase our costs, reduce our revenue and cash flow, or otherwise alter the way we conduct our business.

Currently, multiple legislative and regulatory measures to address GHG, including CO2, methane, and NOX, and other emissions are in various phases of consideration, promulgation, or implementation at various levels of the federal and state government. These include actions to develop international, federal, regional, or statewide programs, which could require reductions in our GHG or other emissions, establish a carbon tax and decrease the demand for our refined products. The EPA has adopted regulations under existing provisions of the federal Clean Air Act that, among other things, establish Prevention of Significant Deterioration construction and Title V operating permit program requiring reviews for GHG emissions from certain large stationary sources. In addition, the EPA has adopted rules requiring the monitoring and reporting of GHG emissions from specified large GHG emission sources in the U.S., including petroleum refineries, on an annual basis. These EPA policies and rulemakings could adversely affect our operations and restrict or delay our ability to obtain air permits for new or modified facilities. Several states have pursued or are considering initiatives designed to reduce the carbon intensity of the transportation sector by encouraging increased use of renewable fuels or electric vehicles or by requiring reductions in transportation fuel-related GHG emissions. These state actions could reduce demand for our refined petroleum products, which could have a material adverse effect on our business, results of operations, and financial condition. Federal, regional, and state climate change and air emissions goals and regulatory programs under the Clean Air Act are complex, subject to change, and create uncertainty due to a number of factors including technological feasibility, legal challenges, and potential changes in federal policy. Nevertheless, stricter regulation can be expected in the future and any of these or similar changes may have a material adverse impact on our business, results of operations, and financial condition.

Regulatory and other requirements concerning the transportation of crude oil and other commodities by rail may cause increases in transportation costs.

We rely on a variety of systems to transport crude oil, including rail. Rail transportation is regulated by federal, state, and local authorities. New regulations or changes in existing regulations could result in increased compliance expenditures. Regulations that require the reduction of volatile or flammable constituents in crude oil that is transported by rail, change the design or standards for rail cars, change the routing or scheduling of trains carrying crude oil, or require any other changes that detrimentally affect the economics of delivering North American crude oil by rail, could increase the time required to move crude oil from production areas to our refinery, increase the cost of rail transportation, and decrease the efficiency of shipments of crude oil by rail within our planned operations.

We may be subject to significant costs and liabilities related to environmental remediation and asset retirement obligations, which could adversely affect our financial condition and results of operations.

Our operations involve the use, handling, and disposal of hazardous substances and petroleum-based products. As a result, we may incur substantial costs to investigate, remediate, or monitor contamination at current or former facilities, as well as third-party sites where we may have sent materials for disposal. These obligations may arise under various federal, state, and local environmental laws and regulations, including those governing the cleanup of contaminated properties.

In addition, we may be required to record and periodically adjust asset retirement obligations associated with the decommissioning, abandonment, or remediation of our facilities and related infrastructure. These estimates are inherently uncertain and may increase due to changes in laws and regulations, the discovery of previously unknown conditions, or advancements in remediation technologies. Any such increases could result in material charges to earnings.

Furthermore, we may be subject to claims for personal injury, property damage, or natural resource damages arising from alleged environmental contamination. We cannot assure that our insurance coverage will be adequate to cover all such liabilities, and uninsured or underinsured losses could have a material adverse effect on our business, financial condition, and results of operations.

Changes in renewable fuel standards and related regulatory programs may increase our compliance costs and adversely impact our operations.

We are subject to, or may become subject to, renewable fuel standards and similar regulatory regimes that require the blending of renewable fuels into transportation fuels or the acquisition of credits, such as Renewable Identification Numbers, to demonstrate compliance. The cost of complying with these programs is subject to significant volatility due to fluctuations in credit prices, changes in regulatory requirements, and market dynamics.

If we are unable to generate sufficient credits internally or procure them at reasonable cost, we may incur substantial expenses to meet our compliance obligations. Additionally, any failure to comply with applicable renewable fuel standards could result in significant penalties and reputational harm

Changes in the global trade environment, including the imposition of import tariffs, could adversely affect our results of operations.

Escalating trade tensions may lead to increased tariffs and trade restrictions, including tariffs applicable to the crude oil we purchase. Any such tariffs may place downward pressure on our results of operations. Further, significant changes in commodity costs may affect the demand for our products. The effect of such tariffs could be significant and have a material adverse effect on our business, financial condition, or results of operations.

Compliance with and changes in tax laws could materially and adversely affect our financial condition, results of operations and cash flows.

We are subject to extensive tax liabilities imposed by multiple jurisdictions including, without limitation, income taxes, indirect taxes, payroll taxes, franchise taxes, withholding taxes, and ad valorem taxes. New tax laws and regulations and changes in existing tax laws and regulations are continuously being enacted or proposed that could result in increased expenditures for tax liabilities in the future. Any adverse outcome of tax audits or related proceedings could result in unforeseen tax-related liabilities that may, individually or in the aggregate, materially affect our cash tax liabilities, results of operations, and financial condition.

Risks Related to the Ownership of Our Securities

We are an “emerging growth company” and we cannot be certain if the reduced disclosure requirements applicable to emerging growth companies will make our common stock less attractive to investors.

We are an “emerging growth company” as defined in the JOBS Act, and we intend to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies.” We cannot predict whether investors will find our common stock less attractive if we rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

Certain of our stockholders hold a significant percentage of our outstanding voting securities.

Our officers and directors, and significant stockholders are the beneficial owners of a significant percentage of our outstanding voting securities. As a result, they possess significant influence over our elections and votes. Their ownership and control may have the effect of facilitating and expediting a future change in control, merger, consolidation, takeover or other business combination, or discouraging a potential acquirer from making a tender offer.

Our issuance of additional common stock or preferred stock may cause our common stock price to decline.

Issuances of a substantial number of additional shares of our common or preferred stock, or the perception that such issuances could occur, may cause prevailing market prices for our common stock to decline. Our board of directors is authorized to issue additional series of shares of preferred stock without any action on the part of our stockholders. If we issue cumulative preferred stock in the future that has preference over our common stock with respect to the payment of dividends or upon our liquidation, dissolution or winding up, or if we issue preferred stock with voting rights that dilute the voting power of our common stock, the market price of our common stock could decrease.

Our common stock may become subject to the SEC’s penny stock rules.

The SEC has adopted regulations which generally define “penny stock” to be an equity security that has a market price of less than $5.00 per share, subject to specific exemptions. Under these rules, broker-dealers who recommend such securities to persons other than institutional accredited investors must make a special written suitability determination for the purchaser, receive the purchaser’s prior written agreement to the transaction, provide the purchaser with risk disclosure documents, and obtain a signed and dated acknowledgment from the purchaser. If our common stock becomes subject to such rules, broker-dealers may find it difficult to effectuate customer transactions and trading activity in our securities may be adversely affected.

If we are unable to implement and maintain effective internal control over financial reporting, investors may lose confidence in the accuracy and completeness of our financial reports.

As a public company, we would be required to maintain internal control over financial reporting and to report any material weaknesses in such internal control. If we identify material weaknesses in our internal control over financial reporting, if we are unable to comply with the requirements of Section 404 in a timely manner or assert that our internal control over financial reporting is effective, investors may lose confidence in the accuracy and completeness of our financial reports and the value of our securities could be negatively affected.

Concurrent resale and potential dilution of stockholders’ ownership.

The resale of shares by the selling stockholders, pursuant to the Resale Prospectus, could adversely impact the market price, liquidity, and demand for our common stock. As these shares are introduced into the market, there may be a significant increase in the number of shares available for sale, which could result in downward pressure on our stock price and affect liquidity. Furthermore, as the Resale Shares are sold, the ownership percentage of existing stockholders will be diluted, potentially reducing the value of their holdings.

We do not know whether an active, liquid and orderly trading market will develop for our common stock.

We are in the process of applying to have our common stock listed on the Nasdaq; however, even if our common stock is approved for listing on the Nasdaq, an active trading market for our shares may never develop or be sustained following this offering. You may not be able to sell your shares quickly or at the market price if trading in shares of our common stock is not active. We may not be able to satisfy the listing requirements of the Nasdaq or obtain or maintain a listing of our common stock on the Nasdaq. A delisting of our common stock from the Nasdaq may materially impair our stockholders’ ability to buy and sell our common stock and could have an adverse effect on the market price of, and the efficiency of the trading market for, our common stock.

Investing in our Company is highly speculative and could result in the entire loss of your investment.

Purchasing the offered shares is highly speculative and involves significant risk. Our business objectives are also speculative, and it is possible that we would be unable to accomplish them. Our shareholders may be unable to realize a substantial or any return on their purchase of the offered shares and may lose their entire investment.

We do not intend to pay dividends for the foreseeable future.

We currently intend to retain any future earnings to finance the operation and expansion of our business, and we do not expect to declare or pay any dividends on our common stock in the foreseeable future.

Anti-takeover provisions in the Company’s charter and bylaws may prevent or frustrate attempts by stockholders to change the board of directors or current management.

The Company’s bylaws contain provisions that may discourage, delay or prevent a merger, acquisition or other change in control that stockholders may consider favorable, including transactions in which stockholders might otherwise receive a premium for their shares. Furthermore, the Board of Directors has the ability to increase the size of the Board and fill newly created vacancies without stockholder approval. These provisions could limit the price that investors might be willing to pay in the future for shares of the Company’s common stock.

If securities or industry analysts publish inaccurate or unfavorable research about our business, our stock price could decline.

The trading market for our common stock will depend in part on the research and reports that securities or industry analysts publish about us or our business. Once our common stock is quoted, if one or more of the analysts who cover us downgrade our common stock or publish inaccurate or unfavorable research about our business, our common stock price would likely decline.

Compliance with changing corporate governance regulations and public disclosures may result in additional risks and exposures.

Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002 and new regulations from the SEC, have created uncertainty for public companies such as ours. These laws, regulations, and standards are subject to varying interpretations in many cases, and as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. As a result, our efforts to comply with evolving laws, regulations, and standards have resulted in, and are likely to continue to result in, increased expense and significant management time and attention.

The public offering price for our shares of common stock may not be indicative of prices that will prevail in the trading market and such market prices may be volatile.

The public offering price for our shares of common stock may vary from the market price of our shares of common stock following our public offering. The market price for our shares of common stock may be volatile and subject to wide fluctuations due to factors such as: the financial projections we may provide to the public; actual or anticipated fluctuations in our quarterly operating results; changes in financial estimates by securities research analysts; announcements by us or our competitors of acquisitions, strategic business relationships, joint ventures or capital commitments; and addition or departure of key personnel.

Item 1B. Unresolved Staff Comments.

None.

Item 1C. Cybersecurity.

We maintain a cybersecurity program that is reasonably designed to protect our information, and that of our customers, against cybersecurity threats that could have material adverse effects on the integrity and effectiveness of our information systems. As a pre-operational company in the process of bringing our Facility online, our current information systems footprint is limited; however, we recognize that cybersecurity risks will increase as we scale our operations, expand our workforce, and deploy operational technology systems at our Facility and terminals.

Cybersecurity Risk Management and Strategy

We are in the early stages of developing and formalizing our cybersecurity risk management program. Our information systems currently include data network and telecommunications, internet access and our websites, and various computer hardware equipment and software applications, including those that will be critical to the safe operation of our Facility and terminals as we bring them online. To the extent that these information systems are under our control, we have implemented cybersecurity policies designed to address identified risks. However, security measures for information systems cannot be guaranteed to be failsafe.

As we continue to build out our operations and information technology infrastructure in connection with the refurbishment of our Facility and the commencement of refining operations under the Shell Commitment Agreement, we intend to enhance our cybersecurity program in a manner consistent with recognized industry frameworks and best practices. In particular, as we expand, we expect to implement additional safeguards, including formalized incident response plans, regular employee cybersecurity training, third-party risk assessments, and periodic evaluations of our cybersecurity risk posture. We also expect to engage third-party consultants and service providers to assist us in developing and maintaining cybersecurity policies and procedures appropriate to our evolving operations.

As technologies evolve and cyber-attacks become more sophisticated, we may incur significant costs to upgrade or enhance our security measures to protect against such attacks and we may face difficulties in fully anticipating or implementing adequate preventive measures or mitigating potential harm. Federal legislation relating to cybersecurity threats could impose additional requirements on our operations.

Cybersecurity Governance

Our management team is responsible for the day-to-day oversight of cybersecurity matters. Given our current size and stage of operations, cybersecurity oversight is managed directly by our executive officers, who are responsible for assessing and managing cybersecurity risks as part of their broader risk management responsibilities.

Our Board of Directors, through its audit committee, is responsible for overseeing risks from cybersecurity threats. The audit committee is expected to receive reports from management regarding cybersecurity risks, the status of our cybersecurity program, and any material cybersecurity incidents. In the event of a cybersecurity incident, management would be responsible for coordinating our response, engaging external advisors as appropriate, and keeping the Board and the audit committee apprised of the status and resolution of any such incident. As we grow our team, we expect to hire or engage dedicated information technology and cybersecurity personnel to support these functions and further formalize our governance processes.

Risks from cybersecurity threats, including as a result of any previous cybersecurity incidents, have not materially affected and are not reasonably likely to materially affect our Company, including our business strategy, results of operations, or financial condition as of December 31, 2025. While we have not experienced any material cybersecurity incidents, there can be no guarantee that we will not be the subject of future successful attacks, and future cybersecurity incidents could have a material effect on our business, financial condition, and results of operations. For more information, please see the risk factor disclosures included in Item 1A of this Annual Report.

Item 2. Properties.

Our principal executive office is located at 400 W. Morse Blvd, Suite 220, Winter Park, FL 32789.

Our primary operating assets are located at Asphalt Ridge in northeastern Utah, near the town of Vernal, in the Uinta Basin. We own approximately 760 acres of core drilled land held in fee simple absolute, consisting of two designated mining tracts — the South “A” Tract and the “D” Tract (together, the “Property”). A mine facility (the “Mine”) is located on the South “A” Tract, and the Company holds a large-scale mining permit covering the Mine. Our existing extraction and processing facility is also located on the “A” Tract, and includes refining infrastructure, oil tanks and storage facilities, and a transload truck facility and terminal. These properties and facilities have no current operations.

The Company has also entered into certain operating lease agreements to operate a flare stack and pipeline on Trust Lands located in Uintah County, Utah, with a maturity date of 20 years. As of December 31, 2025, the remaining weighted average lease term for these operating leases was approximately 17.75 years.

We believe that our existing properties and facilities, together with planned upgrades and refurbishments in connection with the Shell Commitment Agreement, will be adequate to meet our anticipated operational needs. For additional information regarding the location and character of our properties, please see “Property” and “Facility” in Item 1 of this Annual Report.

Item 3. Legal Proceedings.

From time to time, we may become involved in various claims and legal actions arising in the ordinary course of business. We are subject to various environmental regulations and operating requirements in connection with our refining and processing operations. In the opinion of management, there are no violations of these legal requirements that would have a material adverse effect on our financial position or results of operations.

On September 6, 2024, Tyr Energy Utah Logistics, LLC (“Tyr Energy”) filed suit in the County Court at Law, Number 1, Nueces County, Texas against the Company, the Sponsor (Drexel Hamilton Infrastructure Partners) and certain affiliates of the Sponsor, asserting claims for breach of and tortious interference with a non-disclosure and non-circumvention agreement in connection with the public announcement of the proposed Business Combination. Tyr Energy was seeking a temporary restraining order and temporary injunction. The Sponsor and its affiliates disputed specific personal jurisdiction, and all defendants, including the Company, vehemently disputed liability and vigorously defended against Tyr Energy’s claims. On December 17, 2025, Tyr Energy dropped the suit against the Company, the Sponsor and affiliates of the Sponsor.

Except as set forth above, as of the date of this Annual Report, we are not a party to any other legal proceedings the outcome of which, if determined adversely to us, would individually or in the aggregate have a material adverse effect on our business, financial condition, and results of operations. Regardless of outcome, litigation and other legal and administrative proceedings can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors.

Item 4. Mine Safety Disclosures.

The Company owns approximately 760 acres of fee-simple land at Asphalt Ridge in northeastern Utah, which includes a permitted open-pit mine facility and a large-scale mining permit covering the South “A” Tract. Mining operations at the property ceased in December 2015 due to the economics of the tar sands mining industry, and the Company has not conducted mining operations since that time. The Company’s current business strategy does not contemplate near-term development of oil sands reserves; instead, the Company intends to focus on processing third-party feedstock under its Shell Commitment Agreement.

Because the Company does not currently operate a coal or other mine within the meaning of Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act, the mine safety disclosure requirements of Item 104 of Regulation S-K are not applicable to the Company for the fiscal year ended December 31, 2025.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our Common Stock and Public Warrants are currently traded on the Pink Limited Market of the OTC Markets under the symbols “IRRX” and “IRRXW,” respectively. On March 11, 2024, the Company’s securities were delisted from the NYSE pursuant to Section 802.01B of the NYSE’s Listed Company Manual because the Company had fallen below the NYSE’s continued listing standard requiring a listed acquisition company to maintain an average aggregate global market capitalization attributable to its publicly-held shares over a consecutive 30 trading-day period of at least $40,000,000. Effective as of March 12, 2024, the Company’s securities were available for trading in the over-the-counter (OTC Pink) market. The Company is in the process of applying to have its common stock listed on the Nasdaq in connection with this offering.

Investors should be advised that any over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

Holders

As of December 31, 2025, there were approximately 25 holders of record of our Common Stock and 1 holder of record of our Public Warrants, which amounts do not include participants of The Depository Trust Company or beneficial owners holding shares through nominee names.

Dividend Policy

We have not, since the date of our incorporation, declared or paid any dividends or other distributions on our shares of Common Stock, and do not currently have a policy with respect to the payment of dividends or other distributions. We do not currently pay dividends and do not intend to pay dividends in the foreseeable future. The declaration and payment of any dividends in the future is at the discretion of our Board of Directors and will depend on numerous factors, including compliance with applicable laws, financial performance, working capital requirements of the Company and its subsidiaries, as applicable, and such other factors as our Board of Directors considers appropriate. It is the present intention of our Board of Directors to retain all earnings, if any, for use in our business operations and, accordingly, our Board of Directors does not anticipate declaring any dividend in the foreseeable future. Further, our ability to pay dividends may be limited by covenants of any existing and future outstanding indebtedness we or our subsidiaries incur.

Securities Authorized for Issuance Under Equity Compensation Plans

See Item 12 of Part III for information regarding securities authorized for issuance under our equity compensation plans.

Unregistered Sales of Equity Securities

On January 23, 2026, the Company entered into a Securities Purchase Agreement with Creto IRRX PIPE Investment, LLC (“Creto”) for the sale of an aggregate of not less than 50,000 and not more than 80,000 shares of its Series A Convertible Preferred Stock, par value $0.0001 per share, at an initial closing of 50,000 shares for an aggregate purchase price of $5,000,000, with the possibility of one or more additional closings within 60 days for up to an additional $3,000,000 in proceeds, in each case as mutually agreed with the buyer. Creto invested $2,550,000 on January 23, 2026, and invested a further $2,750,000 on February 6, 2026 to purchase 25,500 and 27,500 shares respectively of our Series A Convertible Preferred Stock. The Company has waived the 60-day requirement for investment as noted in the Securities Purchase Agreement with Creto, and on March 23, 2026, Creto invested an additional $450,000 to purchase 4,500 shares of our Series A Convertible Preferred Stock. The Series A Convertible Preferred Stock is convertible into shares of our Common Stock pursuant to a Certificate of Designations attached to the Securities Purchase Agreement. The issuance was made in a private placement without registration, in reliance on Section 4(a)(2) of the Securities Act and/or Regulation D, based on the nature of the offering, investor sophistication, and absence of general solicitation.

On October 10, 2025, the Company issued a convertible promissory note in the principal amount of $100,000 to Paul Gonzalez. The note provided for automatic conversion into 20,000 shares of the Company’s Common Stock upon the closing of the Business Combination. As of the date of this filing, the conversion shares have not yet been issued. The Company expects to issue the conversion shares upon the listing of its Common Stock on the Nasdaq.

On October 11, 2024, the Company issued a convertible promissory note in the principal amount of $1,500,000 to B H, Inc. The note provided for automatic conversion into 355,000 shares of the Company’s Common Stock upon the closing of the Business Combination. As of the date of this filing, the conversion shares have not yet been issued. The Company expects to issue the conversion shares upon the listing of its Common Stock on the Nasdaq.

On October 29, 2025, the Company issued a convertible promissory note in the principal amount of $300,000 to Paul Gonzalez. The note provided for automatic conversion into 60,000 shares of the Company’s Common Stock upon the closing of the Business Combination. As of the date of this filing, the conversion shares have not yet been issued. The Company expects to issue the conversion shares upon the listing of its Common Stock on the Nasdaq.

Each of the foregoing issuances was made in a private placement without registration in reliance on Section 4(a)(2) of the Securities Act and/or Regulation D, supported by the holders’ accredited investor representations and the absence of general solicitation or advertising.

Issuer Purchases of Equity Securities

The Company did not repurchase any shares of its Common Stock during the fiscal year ended December 31, 2025.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read together with the consolidated financial statements and related notes thereto included elsewhere in this Annual Report. In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from these forward-looking statements as a result of certain factors. We discuss factors that we believe could cause or contribute to these differences below and elsewhere in this Annual Report, including those set forth in the sections of this Annual Report titled “Risk Factors” and “Cautionary Note Regarding Forward-Looking Statements.” As a result of these risks, you should not place undue reliance on these forward-looking statements. We assume no obligation to revise or update any forward-looking statements for any reason, except as required by law.

Overview

Integrated Rail & Resources Inc. is an energy infrastructure and processing company focused on upgrading and redeploying legacy oil sands and refining assets to support third-party feedstock processing and refined-product delivery. The Company is a Delaware corporation that, in 2025, merged with Tar Sands Holdings II, LLC (“TSII”). Its core assets are located at Asphalt Ridge in northeastern Utah — one of the largest and most accessible oil sands deposits in the United States — where the Company owns 760 acres of fee-simple land, a permitted open-pit mine, and an existing large-scale extraction, refining and terminating facility in Vernal, Utah (the “Facility”).

With the planned equity and debt capital raises following the Business Combination, together with commitments under the Shell Commitment Agreement, the Company intends to upgrade and bring its existing Facility online to process and refine third-party crude feedstock into products meeting customer specifications. The Facility has been substantially constructed and refurbished over time, with more than $60 million historically invested in extraction, separation, and infrastructure upgrades, and prior commissioning activities have demonstrated that commercial-scale oil extraction is feasible. Rather than pursuing near-term oil sands development, the Company’s current strategy is to leverage its permitted mine site, processing infrastructure, and transportation assets – including an on-site transload and terminal facility – to support contracted feedstock processing and refining for Shell Trading US Company (“STUSCO”) and other potential customers. This approach positions the Company at the intersection of energy infrastructure, refining services, and logistics, with a capital-efficient path to commercialization through the reactivation and modernization of existing assets.

We have conducted phospholipidosis and toxicology studies on our processing capabilities and have completed a Phase 1 Front-End Loading (“FEL”) engineering review by Becht Engineering BT, Inc. in January 2025, with FEL-2 completed in January 2026 and FEL-3 expected by April 2026. The expected In-Service Date for the Facility is during the second half of 2027. We expect to continue to make investments in engineering, permitting, and construction to bring our Facility online.

We have incurred significant net losses to date. Our ability to generate revenue sufficient to achieve profitability will depend on our ability to successfully upgrade and commission our Facility and commence processing operations under the Shell Commitment Agreement. As of December 31, 2025, we had cash and cash equivalents of $372,165 and accumulated deficit of $40,622,120. During the year ended December 31, 2025, we had operating losses of $5,774,457 and used $1,928,466 of cash in operations. These losses have resulted primarily from costs incurred in connection with professional fees, salaries and wages, accretion and depreciation expenses, and certain costs associated with the Business Combination. We expect to continue to incur significant expenses and operating losses for the foreseeable future until the second half of 2027, the expected In-Service Date for the Facility.

Business Combination

On December 12, 2025, we consummated a business combination pursuant to an agreement and plan of merger, dated as of August 30, 2024 (the “Initial Merger Agreement,” as subsequently amended), by and among Integrated Rail and Resources Acquisition Corp., TSII and certain other parties. Upon the closing of the Business Combination, TSII became our wholly owned subsidiary, and the Company changed its name from Integrated Rail and Resources Acquisition Corp. to Integrated Rail & Resources Inc.

The Business Combination was accounted for as an asset acquisition. Prior to the Business Combination, the Company was a blank check company incorporated for the purpose of effecting a Business Combination. As a result, the Company’s historical financial results prior to the Business Combination reflect the operations of the SPAC, and the financial results after the Business Combination reflect the combined operations.

Trust Account

Upon close of our business combination, we paid shareholders that redeemed their Class A common stock at the July 15, 2025 and the September 15, 2025 special meetings, paid amount due to the trust account trustee and transferred the remaining funds from the trust account to our operating bank account. The trust account was subsequently terminated.

Equity Shares

Upon the close of our business combination, all outstanding shares of the Company’s Class A common stock converted to shares of Company common stock on a one-for-one basis.

Components of Our Results of Operations

Revenues

The Company has not reported any revenue for the years ended December 31, 2025 and 2024 and does not anticipate reporting any significant revenues until the Facility comes into service. The expected In-Service Date for the Facility is during the second half of 2027.

Accretion and depreciation expenses

The Company has an Asset Retirement Obligation (“ARO”) recorded that is associated with its oil and natural gas property; the fair value of the ARO was recorded as a liability and is accreted over time until the date the ARO is to be paid. Associated with this property is the asset retirement cost, which is the estimated cost of retiring the asset, whereas the asset retirement obligation is the estimated reclamation cost once the asset is deemed to be no longer productive. The asset retirement cost was fully impaired at the time the oil-producing assets were impaired.

Salaries and wages expenses

Salaries and wages expenses include all payroll-related expenses, including benefits and payroll taxes. Salaries and wages expenses were higher for the year ended December 31, 2025, as compared to December 31, 2024 as we did not pay salaries in the year ended December 31, 2024.

Property tax

The Company accrues property tax for the estimated tax obligations that are paid on an annual basis. The property tax estimates are trued up to actual property tax obligations on an annual basis as payments are made and actual obligations are settled.

Professional fees

The Company paid additional accounting, legal, and consulting fees during the year ended December 31, 2025 in conjunction with the Business Combination Agreement with the SPAC. There were fewer expenses incurred during the prior period.

Other expenses

Other expenses include miscellaneous operating expenses related to maintaining the property for items such as utilities and insurance. The increase was primarily attributable to an increase in our Delaware franchise taxes driven by the closing of our Business Combination.

Income tax

The Company was a corporation under provisions of the Internal Revenue Code and had elected to be treated as a corporation for income tax purposes. Due to a net loss, there was no income taxes accrued for the year ended December 31, 2025.

Results of Operations

Prior to the close of the business combination, we were a SPAC and had neither engaged in any operations nor generated any operating revenues. Our only activities from inception through December 12, 2025 were organizational activities and those necessary to prepare for the Initial Public Offering and an initial Business Combination. We generated non-operating income in the form of interest income on marketable securities held in the Trust Account after the Initial Public Offering. After the close of the business combination, we have not generated any operating revenue.

For the year ended December 31, 2025, we had a net loss of $20,882,176, which consisted of a change in fair value of warrant liabilities of $14,558,000, interest expense of $350,342, excise tax interest and penalties of $535,632 operating costs of $5,774,457 and provision for income taxes of $64,133, partially offset by interest and income earned on cash and investments in the Trust Account of $68,722, recovery of offering costs attributable to partial waiver of deferred underwriting fee, and a change in the fair value of the conversion event liability of $63,513.

For the year ended December 31, 2024, we had a net loss of $4,822,902, which consisted of a change in fair value of warrant liabilities of $2,090,000, interest expense of $422,128, change in fair value of conversion event liability of $17,821, operating costs of $3,054,750, a provision for income taxes of $462,092 and excise tax interest and penalties of $214,457, partially offset by interest and income earned on cash and investments in the Trust Account of $1,438,346.

Liquidity and Capital Resources

As of December 31, 2025, we had cash and cash equivalents of $372,165 and accumulated deficit of $40,622,120. During the year ended December 31, 2025, we had operating losses of $5,774,457 and used $1,928,466 of cash in operations. We are dependent upon equity and debt financing to support our operations until such time as our Facility becomes operational and generates revenue.

We expect to incur significant expenses and operating losses for the foreseeable future as we continue our efforts to upgrade and commission our facility and bring it online. We estimate that we will incur approximately $15 million in costs and related fees largely consisting of legal and investment banking merger advisory and financing services, approximately $80 million to refurbish the Facility, approximately $28 to $29 million for capital obligations related to the Business Combination, and $18 to $20 million in general business expenses. We believe we will be able to consistently generate revenue during the second half of 2027, at which point we will no longer need additional financing.

Our only source of liquidity at December 31, 2025 is our cash on hand. We plan on issuing debt and equity financing to fund operations and the costs of upgrading and bringing the existing Facility online to process and refine third-party crude feedstock into products meeting customer specifications. We cannot offer any assurances that such capital raises will be available in sufficient amounts or at an acceptable cost.

On March 9, 2026, the Company took steps to satisfy $1,455,589 of outstanding payables to B H, Inc. The Company made a cash payment of $750,000 and issued 7,056 share of the Company’s Series A Convertible Preferred Stock, having the designation, preferences, rights, privileges, powers and terms and conditions as specified in the Certificate of Designations, Preferences and Rights of Series A Convertible Preferred Stock, as filed with the Secretary of State of the State of Delaware on January 23, 2026, in full satisfaction and discharge of the $1,455,589 owed to B H, Inc.

Future Liquidity Needs

We intend to overcome the circumstances that impact our ability to remain a going concern through a combination of expanding our revenues, with interim cash flow deficiencies being addressed through additional equity and debt financing; however, we may not have commitments from third parties for a sufficient amount of additional capital. We cannot be certain that any such financing will be available on acceptable terms, or at all, and our failure to raise capital when needed could limit our ability to continue our operations. Our ability to obtain additional funding will determine our ability to continue as a going concern.

In connection with the PIPE SPA with Creto IRRX PIPE Investment, LLC, entered into on January 23, 2026, Creto invested $2,550,000 on January 23, 2026, an additional $2,750,000 on February 6, 2026, and a further $450,000 on March 23, 2026 in exchange for the Company’s Series A Convertible Preferred Stock. We may receive additional financing not to exceed $8.0 million in aggregate through the sale of Series A Convertible Preferred Stock. We have based our anticipated operating capital requirements on assumptions that may prove to be incorrect, and we may use all our available capital resources sooner than we expect.

We anticipate that we will continue to incur net losses into the foreseeable future as we invest in upgrading our Facility, complete permitting, and prepare for commencement of commercial operations. As a result, we have concluded that there is substantial doubt about our ability to continue as a going concern within one year after the date that the consolidated financial statements are issued. See Note 1 of the notes to our consolidated financial statements included elsewhere in this Annual Report for additional information.

Material Cash Requirements

As of December 31, 2025, we have promissory notes and other obligations outstanding, including a Note Payable due to the Sponsor of $5,273,225, Notes Payable due to related parties of $2,043,710, working capital expenses due to Endeavor of $47,319, a working capital loan due to the Sponsor of $17,935, fees for investment banking advisory services of $1,750,000, investment banking fees of $1,750,000 to satisfy the fee agreement from our Initial Public Offering, and three convertible promissory notes totaling $1,900,000.

Off-Balance Sheet Arrangements

We did not have, during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined under applicable SEC rules. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Cash Flows

The following table summarizes our cash flows for each of the periods presented (in thousands):

	Year Ended December 31,
	2025	2024	Change
Net cash used in operating activities	$(1,928,466)	$(2,544,827)	$616,361
Net cash provided by investing activities	4,123,683	70,932,201	(66,808,518)
Net cash used in financing activities	(1,051,906)	(68,347,625)	67,295,719
Net change in cash and cash equivalents	$1,143,311	$39,748	$1,103,562

Cash Flows from Operating Activities

For the year ended December 31, 2025, cash used in operating activities was $1,928,466. Net loss of $20,882,176 was affected by change in fair value of Warrant Liabilities of $14,558,000, interest and income on cash and Trust Account investments of $68,722, interest expense of $350,508, change in fair value of conversion event liability of $63,513 and recovery of offering costs attributable to partial waiver of deferred underwriting fee of $268,153. Changes in operating assets and liabilities provided $4,433,713 of cash from operating activities.

For the year ended December 31, 2024, cash used in operating activities was $2,544,827. Net loss of $4,822,902 was affected by change in fair value of Warrant Liabilities of $2,090,000, interest and income on Trust Account investments of $1,438,341, interest expense of $422,128 and change in fair value of conversion event liability of $17,821. Changes in operating assets and liabilities provided $1,186,467 of cash from operating activities.

Cash Flows from Investing Activities

For the year ended December 31, 2025, cash provided by investing activities was $4,123,683 and affected by cash withdrawn from Trust Account for payment to redeeming stockholders for $3,032,225, transfer of funds from Trust Account for payment of franchise and income taxes of $72,283, payment for asset acquisition of $817,285, cash deposited in Trust Account of $210,006 and cash withdrawn from the Trust Account upon closing of trust account of $280,694.

For the year ended December 31, 2024, cash provided by investing activities was $70,932,201 and affected by cash withdrawn from Trust Account for payment to redeeming stockholders for $70,178,335, transfer of funds from Trust Account for payment of franchise and income taxes of $1,443,866 and cash deposited in Trust Account of $690,000.

Cash Flows from Financing Activities

For the year ended December 31, 2025, cash used in financing activities was $1,051,906 affected by a payment to redeeming stockholders for $3,032,225, proceeds from convertible promissory note of $400,000, repayment of a notes payable from Sponsor of $120,000, repayment of a note payable – related party of $92,000, and proceeds from a notes payable to a related party of $1,745,000.

For the year ended December 31, 2024, cash used in financing activities was $68,347,625 affected by a payment to redeeming stockholders for $70,178,335, proceeds from convertible promissory note of $1,500,000, proceeds from a note payable from Sponsor of $540,000, and a repayment of note payable – related party of $209,290.

Critical Accounting Estimates

Our accounting policies are more fully described in Note 2 of the consolidated financial statements to this Annual Report. As disclosed therein, the preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions about future events that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ significantly from those estimates.

Impairment of Other Long-lived Assets

The Company reviews the carrying value of its long-lived assets annually or whenever events or changes in circumstances indicate that the historical cost-carrying value of an asset may no longer be appropriate. The Company assesses the recoverability of the carrying value of the asset by estimating the future net undiscounted cash flows expected to result from the asset, including eventual disposition. If the future net undiscounted cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset’s carrying value and estimated fair value.

Asset Retirement Obligations

ARO consists of future land reclamation expenses on open mine properties. The fair value of the ARO was recorded as a liability in the period in which the mine was acquired with a corresponding increase in the carrying amount of asset retirement costs of the assets. The liability is accreted for the change in its present value each period based on the expected dates that the mine will be required to be reclaimed. The future estimated reclamation cost was determined to be $796,000, discounted over an estimated life of 10 years using a credit-adjusted risk-free rate of 7.46%.

On July 4, 2025, President Trump signed into law the One Big Beautiful Bill Act (“OBBBA”). ASC 740, “Income Taxes”, requires the effects of changes in tax laws to be recognized in the period in which the legislation is enacted. The Company is currently evaluating the impact of the new law. However, none of the tax provisions are expected to have a significant impact on the Company’s financial statements.

Derivative Liabilities

In determining the fair value of the Warrants and conversion event, assumptions related to market activity, expected share-price volatility, expected time to consummating a business combination, risk-free interest rate, discount rate, probability of closing on a business combination, and a market adjustment for an implied probability of closing on a business combination are utilized. The fair value of the warrant liabilities and conversion event liability is subject to change in future periods based on the underlying assumptions and changes in market data.

Recent Accounting Standards

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”), which will require the company to disclose specified additional information in its income tax rate reconciliation and provide additional information for reconciling items that meet a quantitative threshold. ASU 2023-09 will also require the company to disaggregate its income taxes paid disclosure by federal, state and foreign taxes, with further disaggregation required for significant individual jurisdictions. The Company adopted ASU 2023-09 on January 1, 2025 on a prospective basis.

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material adverse effect on the Company’s consolidated financial statements.

Emerging Growth Company

An “emerging growth company” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), is eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies. Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. We have irrevocably elected not to avail ourselves of this exemption from new or revised accounting standards and, therefore, will be subject to the same new or revised accounting standards as other public companies that are not emerging growth companies. As a result, changes in GAAP or their interpretation, the adoption of new guidance or the application of existing guidance to changes in the Company’s business could significantly affect our business, financial condition and results of operations.

In addition, we are in the process of evaluating the benefits of relying on the other exemptions and reduced reporting requirements provided by the JOBS Act. Subject to certain conditions set forth in the JOBS Act, as an emerging growth company, we may take advantage of certain exemptions from various reporting requirements and other burdens that are otherwise applicable generally to public companies. These provisions include, but are not limited to:

●	an exemption from compliance with the requirement to obtain an attestation and report from our auditors on the assessment of our internal control over financial reporting pursuant to the Sarbanes-Oxley Act of 2002, as amended (the “Sarbanes-Oxley Act”);

●	an exemption from compliance with any new requirements adopted by the Public Company Accounting Oversight Board requiring mandatory audit firm rotation;

●	reduced disclosure about our executive compensation arrangements in our periodic reports, proxy statements and registration statements; and

●	exemptions from the requirements of holding non-binding advisory votes on executive compensation or golden parachute arrangements.

The Company qualifies and will remain as an emerging growth company until the earlier of (i) the last day of the fiscal year (a) following the fifth anniversary of the closing of the initial public offering, (b) in which the Company has a total annual gross revenue of at least $1.235 billion, or (c) in which the Company is deemed to be a large accelerated filer, which means the market value of the common equity of the Company that is held by non-affiliates equals or exceeds $700 million as of the last business day of its most recently completed second fiscal quarter; and (ii) the date on which the Company has issued more than $1.00 billion in non-convertible debt securities during the prior three-year period. References herein to “emerging growth company” have the meaning associated with it in the JOBS Act.

Smaller Reporting Company

We are also a “smaller reporting company” as defined in the Exchange Act. We may continue to be a smaller reporting company even after we are no longer an emerging growth company. We may take advantage of certain of the scaled disclosures available to smaller reporting companies until the fiscal year following the determination that (i) the market value of our voting and non-voting common stock held by non-affiliates is $250 million or more measured on the last business day of our second fiscal quarter, or (ii) our annual revenues are less than $100 million during the most recently completed fiscal year and the market value of our voting and non-voting common stock held by non-affiliates is $700 million or more measured on the last business day of our second fiscal quarter.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, we are not required to provide the information specified under this Item 7A of this Annual Report.

Item 8. Financial Statements and Supplementary Data.

Our consolidated financial statements and supplementary data required by this item are set forth at the pages indicated in Item 15(a)(1) and (a)(2), respectively, of this Annual Report.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2025. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were not effective due to the inadequate controls around the calculation of amounts due and payment of funds from the Trust Account to redeeming shareholders. A material weakness, as defined in the SEC regulations, is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim consolidated financial statements will not be prevented or detected on a timely basis. In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our consolidated financial statements were prepared in accordance with U.S. generally accepted accounting principles.

We are committed to maintaining a strong internal control environment and implementing measures designed to help ensure that control deficiencies contributing to the material weakness are remediated as soon as possible. We have made progress towards remediation and continue to implement our remediation plan for the material weakness in internal control over financial reporting described above, which includes steps to increase dedicated personnel, improve reporting processes, design and implement new controls, and enhance related supporting technology. We will consider the material weakness remediated after the applicable controls operate for a sufficient period of time, and management has concluded, through testing, that the controls are operating effectively..

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for us. Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2025 based on criteria specified in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that, as of December 31, 2025, our internal control over financial reporting were not effective.

This Report does not include an attestation report of our independent registered public accounting firm on our internal control over financial reporting due to an exemption established by the JOBS Act for “emerging growth companies.”

Inherent Limitations on Effectiveness of Controls

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Accordingly, our controls and procedures are designed to provide reasonable, not absolute, assurance that the objectives of our control system are met. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d- 15(f) of the Exchange Act) during the most recent fiscal year that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

10b5-1 Trading Plan Activity

During the fiscal quarter ended December 31, 2025, none of our directors or officers (as defined in Section 16 of the Exchange Act) adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act or any “non-Rule 10b5-1 trading arrangement,” as defined in Item 408(c) of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers Name	Age	Position
Brian M. Feldott	50	Chief Executive Officer and Director
Ivan Varela	32	Chief Operating Officer
Jason Demers	52	Chief Development Officer
Christopher S. Greenwood	49	Chief Financial Officer
Andrew DiPaolo	45	Chief Commercial Officer
Travis R. Clemins	52	Chief Administrative Officer
Ronald C. Copley	60	Director
Jason C. Reeves	54	Director
Mark A. Michel	52	Director and Chairman
Timothy J. Fisher	46	Director
Scott W. Humphrey	55	Director
Lee Boothby	65	Director

Brian M. Feldott serves as our Chief Executive Officer and as a director. Mr. Feldott served as a director of the SPAC from November 2021 until December 2025. Mr. Feldott served as the Chief Financial Officer at Rise Oil and Gas from 2023 to 2025. He is a subject matter expert in corporate finance, treasury operations and accounting and has excelled at building relationships with investor and bank groups as well as developing cross-functional corporate teams to achieve success and maximize value while minimizing risk. He gained his experience over two decades in corporate finance, treasury, tax and public accounting within large international public companies, including as the Chief Financial Officer at East Shore Investments from 2019 to 2023, and Newfield Exploration Company and Newpark Resources Inc. from 2010 to 2019. As treasurer at Newfield from 2017 to 2019, he was responsible for tax, corporate finance, treasury, and risk management, and was responsible for negotiating and raising $2 billion in unsecured capital and led a tax saving initiative resulting in nearly $50 million of benefits for Newfield. As the finance integration team leader during the Encana merger, he led the integration for all finance functions from Newfield and played a significant role in the successful transition of finance functions and related operations. Before joining Newfield, Mr. Feldott served as the Treasurer and Director of Investor Relations for Newpark, an international oil field services company. Prior to that, he served as Senior Director of Tax and Treasury for ExpressJet Airlines. Mr. Feldott is a Certified Public Accountant in the state of Texas. He earned a bachelor’s degree in economics from the University of Texas, an MBA in finance from the University of Houston, and a master’s of legal studies in oil, gas and energy law from the University of Oklahoma.

Ivan Varela serves as our Chief Operating Officer. Mr. Varela is an energy executive that brings more than a decade of experience across refining, power generation, and renewable fuels, including prior roles as Chief Operating Officer at Global Energy Solution and Fulcrum Bioenergy and refinery leadership positions at Delek US Holdings and HF Sinclair. Throughout his career, Mr. Varela has held responsibility for safety and environmental compliance, engineering, production assurance, turnarounds, asset restructuring and acquisitions, and commercial optimization of large-scale industrial assets. He holds a Bachelor of Science in Energy Management and is completing a Master of Science in Energy at Texas A&M University; he is bilingual in English and Spanish and holds certifications in sustainable project management and process safety management.

Jason Demers serves as our Chief Development Officer. Mr. Demers is currently the President and Chief Executive Officer of TC Resource Management Corp., a position he has held since January 2021. He previously served as Director of Strategic Development with NTEC Helium, a wholly owned entity of Navajo Transitional Energy Company (NTEC). Prior to that role, he served as President of Tacitus, LLC, a helium production company he founded, from November 2016 to February 2021. Mr. Demers has initiated and led multiple efforts in Washington, D.C. to enable long-term development of America’s untapped and strategic helium and critical mineral resources, and has provided testimony before the Congressional Subcommittee on Energy and Mineral Resources leading to the introduction and passage of the Helium Extraction Act of 2017. Before focusing his efforts on helium, Mr. Demers spent over 15 years as a business leader and entrepreneur in the Calgary energy and oil and gas production industry.

Christopher S. Greenwood serves as our Chief Financial Officer. Mr. Greenwood brings extensive executive experience in operational and financial leadership, most recently serving as Chief Operating Officer for the Franklin Group, where he had oversight of 35,000+ third-party managed multifamily units and provided oversight for the corporate team across HR, property accounting, marketing, and IT.  Previously, he spent nearly seven years as Chief Financial Officer for Launch That, where he established enterprise corporate governance, developed ownership financial reporting packages and implemented project investment tools. Prior to his executive roles in Florida and Virginia, Mr. Greenwood spent over a decade in London as Vice President and Investment Director for M3 Capital Partners. During his tenure, he provided strategic oversight for real estate operating companies and led significant advisory and capital raising transactions across Europe. His earlier career includes investment banking roles with Macquarie Capital Partners and Merrill Lynch, participating in M&A, capital, and joint venture transactions. Mr. Greenwood holds a bachelor’s degree in Accounting and a master’s degree in Finance, both from Texas A&M University.

Andrew DiPaolo serves as our Chief Commercial Officer. Mr. DiPaolo is a seasoned attorney and business professional based in Denver, Colorado, with extensive experience across the legal, energy, and consulting sectors. He provides general counsel services to a diverse range of small businesses, handling matters related to contract drafting, mergers and acquisitions, regulatory compliance, and dispute resolution. Mr. DiPaolo has held leadership roles in energy companies, including as Partner and General Counsel at HD Energy Holdings and as Senior Director at Tallgrass Energy, where he oversaw commercial operations for high-value terminal and pipeline assets. Mr. DiPaolo holds a Juris Doctor from the University of Denver, Sturm College of Law, and a Bachelor of Science in Entrepreneurship from the University of Tennessee, and is licensed to practice law in Colorado and Texas.

Travis R. Clemins serves as our Chief Administrative Officer. Mr. Clemins is a combat-proven operational leader with over 20 years of military service and is a retired U.S. Navy Commander, and a FINRA-registered licensed investment banker. Mr. Clemins has extensive experience leading cross-functional teams resulting in successful kinetic military engagements, executive-level leadership, and managing large scale IT infrastructure projects. Since November 2023, he has held the position of Vice President of Investments for Campfire Capital. His most recent leadership roles include serving as Operations Officer of the Joint Reserve Intelligence Center in Denver representing the Defense Intelligence Agency, from January 2020 to October 2023, and as the Chief Targeting Officer at U.S. Northern Command from January 2017 to January 2020. Previously, he was Officer-in-Charge of the Fleet Intelligence Adaptive Force at the U.S. Navy 5th Fleet Headquarters in Bahrain where he led kinetic strikes in response to hostile actions against American and allied interests in the Persian Gulf and Red Sea regions. He also previously served as the Intelligence Officer for Naval Special Warfare Unit-10 where he conducted intelligence collection and targeting activities for SEAL Teams deployed throughout Africa. In the private sector, Mr. Clemins is a registered licensed securities professional and investment banker with the Financial Industry Regulatory Authority (“FINRA”). He holds multiple FINRA licenses, including the Series 7, 63 and 79. Mr. Clemins earned Master’s degrees from both Johns Hopkins University and the U.S. Naval War College, and a Bachelor’s degree from the University of Colorado at Boulder.

Directors

Ronald C. Copley serves as an independent director. Mr. Copley served as a director of the SPAC from November 2022 until December 2025. Mr. Copley served as an intelligence professional in various roles within the Department of Defense and intelligence community throughout his 34-year Navy career. From June 2021 to August 2022, Mr. Copley served as Director, National Maritime Intelligence Integration Office for the Director of National Intelligence and Commander, Office of Naval Intelligence for the U.S. Navy. Prior to this role, he served as the Deputy Director of Operations at the National Security Agency from May 2019 to June 2021, as Director of Intelligence for U.S. Forces in Afghanistan from April 2018 to April 2019, and as Director of Intelligence for U.S. Strategic Command from July 2016 to April 2018. Mr. Copley earned a bachelor’s degree in mechanical engineering from the U.S. Naval Academy in 1988 and his master’s degree in national security from the U.S. Naval War College in 2002.

Jason C. Reeves serves as an independent director. Mr. Reeves served as a director of the SPAC from November 2022 until December 2025.  Mr. Reeves is a senior executive with over 25 years of experience managing multi-site operations in energy services, logistics, and industrial sectors. He has a proven history of scaling organizations, improving operational performance, and leading complex commercial and supply chain functions in asset-heavy environments. Before joining the board, Mr. Reeves was President and CEO of Colville Inc. from 2023 to 2025, where he drove significant growth, increased operational scale, and enhanced financial and organizational performance across the platform. He has also held senior leadership positions at Getka Midstream, Tallgrass Energy, and Crestwood Midstream, overseeing operations, commercial execution, and growth initiatives in midstream and energy infrastructure. His extensive experience emphasizes operational discipline and EBITDA growth. Mr. Reeves earned an MBA from Washington State University’s Carson College of Business and a Bachelor of Science in Business Management from The Citadel. He also served as an Infantry officer in the United States Army’s 101st Airborne Division after graduation.

Mark A. Michel serves as a director and Chairman of the Board. Mr. Michel served as the SPAC’s Chief Executive Officer and Chairman from November 2022 until December 2025, and also served as the SPAC’s President and Chief Operating Officer from March 2021 until November 2022, and Vice Chairman from November 2021 until November 2022. Mr. Michel serves as a member of the advisory board of CommonGood Capital, LLC, a broker dealer placement agency, and is a Managing Partner at the DHIP Group where he leads the infrastructure line of business. He directs equity investments in high-quality infrastructure assets in the energy, transport and water/wastewater asset classes by custom tailoring financing solutions across a breadth of capital needs. Prior to joining the DHIP Group in 2017, he was a Managing Director and Head of Project and Structured Finance at Drexel Hamilton from 2016 to 2019. Prior to his time at Drexel Hamilton, he raised capital and worked to structure transactions at Corporate Capital Trust, a $6 billion Business Development Company (BDC) owned and operated by KKR & CNL. Prior to his career in financial services, he served in the White House and was the Navy’s Representative to the National Security Council in the White House Situation Room and was a member of the National Security Council staff. He earned a bachelor’s degree in political science from Auburn University and an MBA in finance from the University of Miami Herbert School of Business.

Scott W. Humphrey serves as an independent director. Mr. Humphrey is a seasoned financial executive and social impact advocate with a 27-year career spanning investment banking, early-stage venture advising, and nonprofit leadership. After beginning his career in New York and Chicago with top-tier investment banks, Mr. Humphrey transitioned to advising and investing in companies that blend financial return with social impact. His expertise bridges strategy, finance, and innovation. Mr. Humphrey’s cross-industry experience includes deep knowledge in corporate governance, mergers and acquisitions, restructuring, and operational turnarounds. His board experience includes serving as Lead Director of Heska Corporation (Nasdaq: HSKA) from 2018 until 2023, and on the advisory boards of Bredan, Inc. since 2019, Clariti Strategic Advisors Inc. since 2019, and Age@Home from 2021 until 2024. Mr. Humphrey also currently serves on the boards of National Healthcare Properties, Inc. (since 2026), Manifold Group (since 2024) and Investcorp North America (since 2022). Mr. Humphrey is also a member of the National Association of Corporate Directors (NACD). He holds a Bachelor of Science in Finance and Economics from the University of Arizona and a master’s degree in Public Policy and Administration from Northwestern University.

Timothy J. Fisher serves as a director. Mr. Fisher served as the Vice Chairman, President and Chief Financial Officer of the SPAC from November 2022 until December 2025. He also served as the SPAC’s Senior Vice President and Chief Acquisition Officer from March 2021 until November 2022, and Director from November 2021 until November 2022. Mr. Fisher serves as a member of the advisory board of CommonGood Capital, LLC, a broker dealer placement agency, and is a Managing Partner at the DHIP Group, where he is responsible for originating and directing equity investments in a variety of infrastructure assets for the independent fund and alongside operating or co-investment partners. Prior to forming DHIP, he was Managing Partner and Head of Investment Banking at Drexel Hamilton from 2015 to 2020, a full-service institutional investment banking and financial advisory firm. He moved to the buy side as an assistant MLP portfolio manager at Parker Global Strategies in 2013, with his fund posting well above benchmark returns annually. In July 2014, he left to help a family office invest a proprietary pool of capital, raise outside capital and develop new business for lower middle market private companies in the oil and gas, transportation, and specialty finance sectors. Mr. Fisher was a U.S. Army Artillery Officer, serving three tours in Iraq where he earned two Bronze Stars and an Army Commendation Medal with V-Device. He is a graduate of the U.S. Military Academy (West Point) and earned an MBA from the New York University Stern School of Business.

Lee K. Boothby serves as an independent director. Mr. Boothby is a recognized leader in the energy sector with a distinguished career spanning executive leadership, exploration, and global operations. He was named Chairman of Newfield Exploration Company in 2010, having previously served as President, Chief Executive Officer, and a member of the Board of Directors. Mr. Boothby joined Newfield in 1999 and held key leadership roles including Senior Vice President — Acquisitions and Business Development and Vice President — Mid-Continent, where he led the early development of the Woodford Shale play in southeastern Oklahoma. He also served as Managing Director of Newfield Exploration Australia Ltd., overseeing offshore operations in the Timor Sea. Before joining Newfield, Mr. Boothby held technical and managerial roles at Cockrell Oil Corporation, British Gas, and Tenneco Oil Company. His contributions to the industry have been widely recognized, including receiving the Chief Roughneck Award in 2015 for exemplifying the highest ideals in oil and gas. Mr. Boothby has served on the Board of Directors of the American Petroleum Institute and held leadership and advisory roles with the American Exploration & Production Council, the National Petroleum Council, and Louisiana State University’s Craft & Hawkins Department of Petroleum Engineering. He earned a degree in petroleum engineering from Louisiana State University and an M.B.A. from Rice University.

Family Relationships

There are no family relationships among any of our directors or executive officers.

Board Composition

Our business and affairs are organized under the direction of our Board of Directors. Mark A. Michel serves as Chairman of the Board. The primary responsibilities of the Board are to provide oversight, strategic guidance, counseling and direction to our management. The Board meets on a regular basis and additionally as required. In accordance with the terms of the Company Governing Documents, the Board may establish the authorized number of directors from time to time by resolution. The Board consists of seven members. In accordance with the Company Governing Documents, and subject to the rights of holders of any series of preferred stock, our directors are elected at each annual meeting of the stockholders; provided that the term of each director continues until the election and qualification of such director’s successor and is subject to such director’s earlier death, resignation or removal.

Director Independence

Our Board of Directors has determined that each of Mr. Copley, Mr. Reeves, Mr. Humphrey, and Mr. Boothby qualifies as an “independent director” as defined in the applicable listing standards and SEC rules. Our independent directors have regularly scheduled meetings at which only independent directors are present.

Board Committees

The Board has established an audit committee, a compensation committee, and a nominating and corporate governance committee.

Audit Committee. Our audit committee consists of Messrs. Reeves, Copley and Humphrey. The chairperson of the audit committee is Mr. Humphrey, who also is a qualified “audit committee financial expert” within the meaning of SEC regulations. Each member of our audit committee can read and understand fundamental financial statements in accordance with applicable requirements. The Board has determined that each member of the audit committee satisfies the independence requirements under the applicable listing standards and Rule 10A-3(b)(1) of the Exchange Act.

Compensation Committee. The compensation committee consists of Messrs. Reeves, Copley and Boothby. The chair of the compensation committee is Mr. Boothby.

Nominating and Corporate Governance Committee. The nominating and corporate governance committee consists of Messrs. Reeves, Copley and Boothby. The chair of the nominating and corporate governance committee is Mr. Boothby.

Compensation Committee Interlocks and Insider Participation

None of the members of our compensation committee has ever been an executive officer or employee of the Company. None of our executive officers currently serves, or has served during the last completed fiscal year, on the compensation committee or board of directors of any other entity that has one or more executive officers that serve as a member of the Board or compensation committee.

Delinquent Section 16(a) Reports

Due to delays in obtaining required EDGAR access codes, Christopher S. Greenwood, Chief Financial Officer, Scott W. Humphrey, Director, and Lee Boothby, Director, did not timely file their initial reports on Form 3. Each of Christopher S. Greenwood, Scott W. Humphrey, and Lee Boothby filed one late Form 3 reporting their initial holdings. and no transactions required to be reported on Form 4 were omitted or reported late.

In addition, DHIP Natural Resources Investments, LLC, a greater than ten percent beneficial owner of the Company, did not timely file (i) one initial report on Form 3 and (ii) one report on Form 4 reporting one transaction, and the following directors and officers have not timely filed an initial report on Form 3: Mark Michel, Brian M. Feldott, Ivan Varela, Jason Demers, Andrew DiPaolo, Travis R. Clemins, Ronald C. Copley, Jason C. Reeves and Timothy J. Fisher.

Code of Business Conduct and Ethics

We have adopted a code of business conduct and ethics that applies to all of our executive officers, directors and employees, including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. The code of business conduct and ethics is available on our website at http://irr-x.com/. We intend to post on our website all disclosures that are required by law or listing standards concerning any amendments to, or waivers from, any provision of the code of business conduct and ethics.

Insider Trading Policy

The Company has not yet adopted a formal written insider trading policy governing the purchase, sale or other dispositions of the Company’s securities by its directors, officers and employees, or by the Company itself. The Company is in the process of developing a comprehensive insider trading policy intended to promote compliance with applicable insider trading laws and to prevent the misuse of material nonpublic information. Although the Company is actively working to finalize such policy, there can be no assurance as to the timing of its adoption, and the Company currently expects to adopt such policy during the second quarter of 2026.

In the absence of a formal written policy, the Company has communicated to its directors, officers and employees the importance of complying with applicable federal and state securities laws and maintaining the confidentiality of material nonpublic information. Directors, officers and employees are expected to refrain from trading in the Company’s securities while in possession of material nonpublic information and to otherwise conduct themselves in a manner consistent with applicable law.

Item 11. Executive Compensation.

This section discusses the material components of the executive compensation program for our executive officers who are named in the “2025 Summary Compensation Table” below. As an “emerging growth company” and a “smaller reporting company,” each as defined under SEC rules, we are not required to include a Compensation Discussion and Analysis section and have elected to comply with the scaled disclosure requirements applicable to emerging growth companies and smaller reporting companies.

For the fiscal year ended December 31, 2025, our “named executive officers” and their positions were as follows:

●	Mark Michel, Chief Executive Officer

●	Ivan Varela, Chief Operating Officer

●	Timothy J. Fisher, Chief Financial Officer and Director

●	George Fairchild, Former Chief Financial Officer

2025 Summary Compensation Table

The following table represents information regarding the total compensation awarded to, earned by or paid to our named executive officers during the fiscal year ended December 31, 2025:

Name and Principal Position	Year	Salary ($)	Total ($)
Mark Michel, Chief Executive Officer(1)	2025	-	-
Ivan Varela, Chief Operating Officer(2)	2025	260,000	260,000
Timothy J. Fisher, Chief Financial Officer and Director(3)	2025	240,000	-
George Fairchild, Former Chief Financial Officer(4)	2025	260,000	-

(1)	Mr. Michel served as the Company’s Chief Executive Officer until December 12, 2025. Mr. Michel received no compensation for the fiscal year ended December 31, 2025.

(2)	Mr. Varela served as the Company’s Chief Operating Officer from December 2024 to October 2025, and was subsequently rehired in the same position and on the same terms in December 2025. Mr. Varela’s base salary, less $20,000, has been deferred until the completion of the Company’s planned uplisting to a national exchange.

(3)

Mr. Fisher began serving as the Company’s Chief Financial Officer effective from December 17, 2025. Mr. Fisher’s base salary has been deferred until the completion of the Company’s planned uplisting to a national exchange.

(4)	Mr. Fairchild served as the Company’s Chief Financial Officer from February 15, 2025 to December 17, 2025. Mr. Fairchild’s base salary was deferred until the completion of the Company’s planned uplisting to a national exchange. Upon Mr. Fairchild’s termination from service, all deferred base salary was forfeited.

2025 Salaries

Mr. Michel did not receive any salary for the fiscal year ended December 31, 2025. Each of the Company’s other named executive officers is entitled to a base salary for the fiscal year ended December 31, 2025 which reflects the executive’s skills, experience, and responsibilities. All base salaries payable to the named executive officers in 2025 have been deferred until such time as the Company completes its planned uplisting, except that Mr. Varela received a one-time payment of $20,000 in fiscal year 2025, with such payment credited against his deferred salary for 2025. Mr. Fairchild forfeited his deferred salary upon his termination from service.

Following the uplisting, the Company anticipates reviewing and potentially adjusting the base salaries of the Company’s executive officers to align with market practices for similarly situated executives at publicly traded companies. Any such adjustments would be intended to ensure the Company remains competitive in attracting and retaining key executive talent.

2025 Bonuses

None of the Company’s named executive officers received bonuses for the fiscal year ended December 31, 2025.

Equity Compensation

None of the Company’s named executive officers received equity compensation grants during the fiscal year ended December 31, 2025.

Retirement Plans

The Company did not sponsor a retirement plan for the fiscal year ended December 31, 2025.

Employee Benefits and Perquisites

The Company did not provide employee benefits or perquisites for the fiscal year ended December 31, 2025.

Agreements with our Named Executive Officers

Mark Michel

Mr. Michel is employed “at-will” and does not currently have an employment agreement with the Company. There are no severance, change-in-control, or other post-employment arrangements currently in place for Mr. Michel.

Ivan Varela

We entered into an offer letter with Mr. Varela, dated December 18, 2025, pursuant to which Mr. Varela serves as our Chief Operating Officer. Pursuant to his agreement, Mr. Varela is entitled to receive a base salary of $260,000 annually (of which $21,667 per month is deferred until the uplisting). Following the closing of the transaction between the Company and Tar Sands Holdings II, LLC and the completion of the uplisting, Mr. Varela is also entitled to (i) a one-time transaction bonus of $50,000, (ii) a one-time stock grant equal to 1.5% of the expected 10% management pool, and (iii) use of a Company-paid vehicle for business-related travel. Mr. Varela’s employment pursuant to the offer letter is “at-will” and is terminable by either party for any reason and with or without cause or prior notice. In the event of a termination without cause (to be defined in a subsequent employment agreement), Mr. Varela will be entitled to 12 months’ continued base salary and a prorated portion of any unvested equity awards, based on service and performance through the date of termination. The Company anticipates entering into an employment agreement with Mr. Varela in connection with or following the completion of the uplisting. The terms of any such agreement are expected to reflect Mr. Varela’s role and responsibilities at the Company and to be consistent with market practices for similarly situated executives at publicly traded companies. As of the date of this Annual Report, no such agreement has been finalized.

Timothy Fisher

We entered into an offer letter with Mr. Fisher, dated December 17, 2025, pursuant to which Mr. Fisher serves as our Chief Financial Officer. Pursuant to his agreement, Mr. Fisher is entitled to receive a base salary of $240,000 annually (of which $20,000 per month is deferred until the uplisting). Mr. Fisher’s employment pursuant to the offer letter is “at-will” and is terminable by either party for any reason and with or without cause or prior notice. In the event of a termination without cause (to be defined in a subsequent employment agreement), Mr. Fisher will be entitled to 12 months’ continued base salary and a prorated portion of any unvested equity awards, based on service and performance through the date of termination. Subsequent to December 31, 2025, on February 23, 2026, Christopher S. Greenwood was hired as our Chief Financial Officer and Mr. Fisher relinquished his title as Chief Financial Officer of the Company while retaining his position as Director.

George Fairchild

We entered into an offer letter with Mr. Fairchild, dated January 28, 2025, pursuant to which Mr. Fairchild served as our Chief Financial Officer from February 15, 2025 to December 17, 2025. Mr. Fairchild’s employment pursuant to the offer letter was “at-will” and terminable by either party for any reason and with or without cause or prior notice. Mr. Fairchild’s base salary was deferred until the completion of the Company’s planned uplisting to a national exchange. Upon Mr. Fairchild’s termination from service, all deferred base salary was forfeited.

Equity Compensation Plans

2025 Omnibus Incentive Plan

On December 12, 2025, our Board and stockholders approved the 2025 Omnibus Plan. The 2025 Omnibus Plan is intended to promote the long-term success of the Company by aligning the interests of employees, directors and consultants with those of our stockholders, encouraging individual performance, fostering teamwork and enabling us to attract and retain the talent necessary to drive our growth following the direct listing of our common stock.

The 2025 Omnibus Plan authorizes the grant of a broad array of equity and cash-based awards, including incentive stock options, nonstatutory stock options, stock appreciation rights, restricted stock, restricted stock units, performance-based awards (including performance-conditioned restricted stock and restricted stock units), other share-based awards and other cash-based awards, or any combination of the foregoing, each as determined by the plan administrator.

The 2025 Omnibus Plan initially reserves an aggregate number of shares of our common stock equal to ten percent (10%) of the outstanding shares of common stock of the Company for issuance, subject to adjustment for stock splits, recapitalizations and similar events. Shares underlying awards that expire, are forfeited, or are settled in cash (including shares surrendered or withheld to cover exercise prices or tax withholding obligations) generally become available again for future awards under the 2025 Omnibus Plan; however, shares tendered to pay an exercise price, withheld to satisfy tax obligations, or repurchased on the open market with option proceeds will not again become available for issuance.

The Board administers the 2025 Omnibus Plan and may delegate its authority to a committee of the Board or, within prescribed limits, to one or more officers. The administrator has broad discretionary authority to, among other things: select eligible participants; determine the type, size and terms of awards (including performance goals, vesting conditions, exercise prices and expiration dates); accelerate or extend vesting or exercise; interpret and amend the plan and outstanding awards; and establish rules for plan administration.

Options and stock appreciation rights (“SARs”) granted under the 2025 Omnibus Plan must have an exercise price (or base price, in the case of SARs) at least equal to the fair market value of our common stock on the date of grant (110 percent of fair market value for incentive stock options granted to holders of 10 percent or more of our total voting power). Options and SARs may have a term of up to ten years, except that incentive stock options granted to 10 percent stockholders may not exceed a five-year term. The administrator determines vesting schedules for all awards; however, stock options and other full-value awards are generally expected to vest over time or upon achievement of performance goals.

In connection with a change in control, the administrator may, in its discretion, provide for the assumption, substitution, or cash-out of outstanding awards, or for their termination if the exercise price equals or exceeds the consideration payable to stockholders. If a participant’s employment is terminated without Cause or resigns for Good Reason (as each term is defined in the applicable award agreement or other applicable agreement) within twelve months after a change in control, the participant’s awards under the 2025 Omnibus Plan will become fully vested.

The 2025 Omnibus Plan allows the administrator to establish procedures for satisfying tax-withholding obligations, including by withholding shares otherwise deliverable upon exercise, vesting or settlement, or by accepting previously owned shares. Awards may be settled in shares, cash, or a combination of both, as provided in the applicable award agreement. Unless earlier terminated by the Board, the 2025 Omnibus Plan will remain in effect until the day immediately preceding the tenth (10th) anniversary of the earlier of (a) its effective date or (b) the date the Plan was adopted by the Board, and no awards may be granted under the Plan thereafter.

The foregoing summary of the 2025 Omnibus Plan is qualified in its entirety by reference to the full text of the plan, a copy of which is filed as an exhibit to this Annual Report and is incorporated herein by reference.

Outstanding Equity Awards at December 31, 2025

No equity awards have been granted to our named executive officers as of December 31, 2025.

Director Compensation

None of our non-employee directors received compensation as of December 31, 2025. Following the closing of the offering, we intend to compensate our non-employee directors with a combination of cash and equity. Each such director will receive an annual base cash retainer of $75,000 for such service, to be paid at a rate of $18,750 quarterly. In addition, it is anticipated that each such director will receive $75,000 of equivalent shares of our common stock on an annual basis. The Company anticipates shares of our common stock will be granted 100% at the annual meeting and subject to one 12-month vesting period, and will also likely include customary change of control provisions related to vesting.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in the First Column)
Equity compensation plans approved by security holders: 2025 Omnibus Incentive Plan	-	-	-	(1)
Equity compensation plans not approved by security holders	-	-	-
Total	-	-	-

(1)	The 2025 Omnibus Incentive Plan initially reserves an aggregate number of shares of our Common Stock equal to ten percent (10%) of the outstanding shares of Common Stock of the Company for issuance, subject to adjustment for stock splits, recapitalizations and similar events. No awards have been granted under the 2025 Omnibus Plan as of December 31, 2025.

For a description of the material features of the 2025 Omnibus Plan, see “Item 11. Executive Compensation — Equity Compensation Plans” in this Annual Report.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information with respect to the beneficial ownership of our Common Stock as of April 1, 2026, for:

●	each stockholder known by us to be the beneficial owner of more than 5% of our outstanding shares of Common Stock;

●	each of our directors;

●	each of our named executive officers; and

●	all of our directors and executive officers as a group.

We have determined beneficial ownership in accordance with the rules of the SEC. Under such rules, beneficial ownership includes any shares of Common Stock over which the individual has sole or shared voting power or investment power as well as any shares of Common Stock that the individual has the right to acquire within 60 days of April 1, 2026, through the exercise of any warrants or other rights. Except as indicated by the footnotes below, we believe, based on the information furnished to us, that the persons and entities named in the table below have sole voting and investment power with respect to all shares of Common Stock that they beneficially own, subject to applicable community property laws.

Applicable percentage ownership is based on 6,575,561 shares of Common Stock outstanding as of April 1, 2026. Unless otherwise indicated, the address of each beneficial owner listed in the table below is c/o Integrated Rail & Resources Inc., 400 W. Morse Boulevard, Suite 220, Winter Park, FL 32789.

Name	Shares Beneficially Owned	Percentage of Shares Beneficially Owned
Directors and Named Executive Officers
Brian M. Feldott(1)(3)	-	-
Ivan Varela	-	-
Jason Demers	-	-
Andrew DiPaolo	-	-
Scott W. Humphrey	-	-
Lee Boothby	-	-
Mark A. Michel(1)	-	-
Timothy J. Fisher(1)	-	-
Ronald C. Copley(1)(3)	-	-
Jason C. Reeves(1)(3)	-	-
All Directors and Officers as a group (10 persons)	-	-
5% Stockholders
DHIP Natural Resources Investments, LLC(1)(2)	4,324,840	65%
B H, Inc.(4)	425,560	6.1%
Creto IRRX PIPE Investment, LLC(5)	575,000	8.0%
Endeavor Capital Group, LLC(6)	800,000	12%

(1)	Unless otherwise noted, the mailing address of each of the identified entities or individuals is c/o Integrated Rail & Resources Inc., 400 W. Morse Boulevard, Suite 220, Winter Park, FL 32789.

(2)	DHIP Natural Resources Investments, LLC is the record holder of the shares. DHIP NRI Management Partners LLC is the managing member of DHIP Natural Resources Investments, LLC and may be deemed to have voting and investment power over the shares held of record by DHIP Natural Resources Investments, LLC. The members of DHIP NRI Management Partners LLC — Mark Michel, Henry N. Didier, Jr., and Timothy Fisher — share decision-making power with respect to the actions of that entity. Each of Messrs. Michel, Didier and Fisher disclaims beneficial ownership of the shares reported herein except to the extent of his pecuniary interest therein.

(3)	Each of the identified individuals holds an indirect interest in DHIP Natural Resources Investments, LLC (through DHIP NRI Management Partners LLC) and, as a result, may be deemed to share voting and investment power with respect to the shares held of record by DHIP Natural Resources Investments, LLC. Each such individual disclaims beneficial ownership of the shares reported herein except to the extent of his pecuniary interest therein.

(4)	Includes (i) 70,560 shares of Common Stock underlying 7,056 shares of Series A Convertible Preferred Stock and (ii) 355,000 shares of Common Stock which are issuable upon the conversion of an immediately convertible promissory note. The natural person with voting and investment control over the shares held by B H, Inc. is Erik Haslem, Chief Executive Officer of B H, Inc. Mr. Haslem disclaims beneficial ownership of the shares reported herein except to the extent of his pecuniary interest therein.

(5)	Includes 575,000 shares of Common Stock underlying 57,500 shares of Series A Convertible Preferred Stock. The mailing address of Creto IRRX PIPE Investment, LLC is 241 East Fawsett Road, Winter Park, FL 32789.

(6)	The mailing address of Endeavor Capital Group, LLC is 222 South Main Street, Suite 2200, Salt Lake City, UT 84101. The natural person with voting and investment control over the shares held by Endeavor Capital Group, LLC is Joseph T. Sorenson. Mr. Sorenson disclaims beneficial ownership of the shares reported herein except to the extent of his pecuniary interest therein.

Changes in Control

We do not know of any arrangements, including any pledge by any person of our securities, the operation of which may at a subsequent date result in a change in control of the Company.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Related Party Transactions of the SPAC

Founder Shares

On March 12, 2021, the Sponsor paid an aggregate of $25,000 in exchange for issuance of 5,750,000 shares of Class B common stock (the “Founder Shares”). On April 5, 2021, the Sponsor transferred interests in the Sponsor that corresponded with 25,000 Founder Shares to each of Nathan Asplund, Rollin Bredenberg, Brian Feldott, and Edmund Underwood, Jr., the SPAC’s independent director nominees. In relation to the Initial Public Offering, an aggregate of 1,515,160 Founder Shares were cancelled by the Sponsor and transferred by the SPAC to its anchor investors in the IPO.

On March 7, 2022, Nathan Asplund tendered the return of his interest in the Sponsor (that corresponded with 25,000 Founder Shares) in relation to his resignation from the Board of Directors and the Sponsor transferred an interest in the Sponsor that corresponded with 25,000 Founder Shares to Troy Welch, who was elected to the Board of Directors on March 4, 2022 to fill the vacancy. On November 15, 2022, certain directors and officers of the SPAC tendered their resignations, and in connection therewith, the departing directors returned their respective interests in the Sponsor (corresponding with 25,000 Founder Shares each). The SPAC replaced the departed directors with Ronald Curt Copley and Jason Reeves. On December 22, 2022, and December 24, 2022, the Sponsor transferred an interest in the Sponsor that corresponded with 25,000 Founder Shares to Mr. Copley and Mr. Reeves, respectively, as independent director nominees.

The holders of the Founder Shares agreed not to transfer, assign, or sell any of their Founder Shares until the earlier to occur of (A) one year after the completion of an initial Business Combination and (B) subsequent to an initial Business Combination, (x) if the closing price of Class A common stock equals or exceeds $12.00 per share (as adjusted for share subdivisions, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after an initial Business Combination, or (y) the date on which the Company completes a liquidation, merger, share exchange or other similar transaction that results in all of the Public Stockholders having the right to exchange their common stock for cash, securities or other property.

On November 13, 2024, the holders of the Company’s Class B common stock converted all issued and outstanding shares of Class B common stock (5,750,000 shares), on a one-for-one basis, into shares of Class A common stock. The newly issued shares of Class A common stock continue to be referred to as Founder Shares and are not redeemable and continue to carry restrictions regarding their assignment, transference and selling.

Private Placement Warrants

The Sponsor purchased an aggregate of 9,400,000 Private Placement Warrants at a price of $1.00 per warrant ($9,400,000 in the aggregate), each exercisable to purchase one share of our Class A Common Stock at a price of $11.50 per share, in a private placement that closed simultaneously with the closing of the IPO on November 16, 2021. The Private Placement Warrants are identical to the Public Warrants sold in the IPO except that the Private Placement Warrants are non-redeemable and may be exercised on a cashless basis, in each case so long as they continue to be held by the Sponsor, or its permitted transferees. Additionally, the Sponsor agreed not to transfer, assign, or sell any of the Private Placement Warrants or underlying securities (except in limited circumstances) until the date the SPAC completed its initial business combination.

Administrative Services Agreement

The SPAC entered into an agreement commencing on the date that the SPAC’s securities were first listed on the New York Stock Exchange through the earlier of consummation of an initial Business Combination or the liquidation, which provided that the SPAC would pay the Sponsor $10,000 per month for office space, secretarial and administrative services provided to the SPAC. On March 21, 2025, the Sponsor agreed to waive any and all rights to receive any and all current and future payments owed to it by the SPAC under the agreement. At March 31, 2025, the Sponsor waived $120,000 in administrative services fees which was reflected as a reduction of operating expenses in March 2025.

Related Party Loans — Sponsor

On April 13, 2023, the SPAC issued an unsecured promissory note to the Sponsor (“Note Payable — Sponsor”), pursuant to which the SPAC was entitled to borrow up to an aggregate principal amount of $4,153,244. On August 14, 2023, the SPAC amended the promissory note and increased the borrowing limit up to $8,400,000 from the Sponsor to fund costs related to the extension of the date by which the SPAC must consummate an initial Business Combination pursuant to the Amended and Restated Certificate of Incorporation. As of December 31, 2025, the Company had borrowed and owed $5,273,225 under the Note Payable — Sponsor.

On September 14, 2023, the SPAC issued an unsecured promissory note to the Sponsor (“Working Capital Loan — Related Party”), pursuant to which the SPAC was entitled to borrow up to an aggregate principal amount of $17,935 from the Sponsor in order to fund costs reasonably related to an initial Business Combination. No interest accrues on the unpaid principal balance. As of December 31, 2025, the Company reported $17,935 as Working Capital Loan — related party on its consolidated balance sheets.

Related Party Loans — Other Lenders

On January 12, 2023, the Company issued an unsecured promissory note to Trident Point 2, LLC (“Notes Payable — related parties”), a related party through common ownership, pursuant to which the Company was entitled to borrow up to an aggregate principal amount of $600,000 in order to fund working capital deficiencies or finance transaction costs in connection with an intended Business Combination. All unpaid principal under the Note Payable — related parties was due and payable in full on the date on which the Company consummated an initial Business Combination. Pursuant to the terms of such note, Trident Point 2, LLC (“Trident”) had the option at any time prior to September 15, 2023 to convert amounts outstanding, up to $600,000, into warrants to purchase the Company’s shares of Class A common stock at a conversion price of $1.00 per warrant, with each warrant entitling the holder to purchase one share of Class A common stock at a price of $11.50 per share, subject to the same adjustments applicable to the Private Placement Warrants sold concurrently with the Company’s IPO. In May 2023, the Company issued an amended and restated unsecured promissory note, dated as of January 12, 2023, to Trident removing the warrant conversion feature from the promissory note.

On February 8, 2024, the Company issued an additional unsecured promissory note to Trident, pursuant to which the Company is entitled to borrow up to an aggregate principal amount of $750,000 from Trident in order to fund costs reasonably related to an initial Business Combination for the Company, including without limitation both the daily operations of the Company prior to an initial Business Combination and potential monthly extensions to the time period for the Company to enter into and complete an initial Business Combination. No interest shall accrue on the unpaid principal balance of the promissory note. All unpaid principal under the promissory Note was due and payable in full on the earlier of (i) November 15, 2024 or (ii) the date on which the Company consummates an initial Business Combination. On January 10, 2025, the Company amended and restated the promissory note to amend the Maturity Date (as defined in the promissory note) to the earlier of (i) May 15, 2025 or (ii) the date on which the Company consummates an initial Business Combination. In connection with the approval of the May 2025 Extension Amendment Proposal, the Company amended and restated the unsecured promissory note to Trident to amend the Maturity Date (as defined in the unsecured promissory note) to the earlier of (i) July 15, 2025 or (ii) the date on which the Company consummates an initial Business Combination

As of December 31, 2025, the Company reported $2,043,710 as Notes Payable — related parties on its consolidated condensed balance sheets for the promissory notes to Trident.

A related party of the Company has paid operating expenses on behalf of the Company. These amounts were reflected on the consolidated balance sheet as Advances from Related Parties. The advances are non-interest bearing and are payable on demand. As of December 31, 2025, the Company had an outstanding balance under advances from related parties of $100,770.

Convertible Promissory Notes

In October 2025, the Company issued convertible promissory notes in the aggregate principal amount of $400,000 to Paul Gonzalez. The notes provided for automatic conversion into 80,000 shares of the Company’s Common Stock upon the closing of the Business Combination. As of the date of this filing, the conversion shares have not yet been issued. The Company expects to issue the conversion shares upon the listing of its Common Stock on the Nasdaq.

On October 11, 2024, the SPAC issued a convertible promissory note in the principal amount of $1,500,000 to B H, Inc. The note provided for automatic conversion into 355,000 shares of the Company’s Common Stock upon the closing of the Business Combination. As of the date of this filing, the conversion shares have not yet been issued. The Company expects to issue the conversion shares upon the listing of its Common Stock on the Nasdaq.

Registration and Stockholder Rights Agreement

The holders of the Founder Shares (including the Class B common stock converted to Class A common stock), Private Placement Warrants, and warrants that may be issued upon conversion of Working Capital Loans (and any shares of Class A common stock issuable upon the exercise of the Private Placement Warrants and warrants that may be issued upon conversion of Working Capital Loans) are entitled to registration rights pursuant to a registration and stockholder rights agreement signed in relation to the Initial Public Offering. The holders of these securities are entitled to make up to three demands, excluding short form demands, so that the Company registers such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the completion of an initial Business Combination. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Item 14. Principal Accounting Fees and Services.

The firm of Marcum LLP (“Marcum”) acted as our independent registered public accounting firm from 2021 to November 1, 2024. The Company dismissed Marcum due to Marcum’s merger with CBIZ, Inc. on November 1, 2024, which might have caused independence concerns between Marcum and the Company as CBIZ, Inc. has provided certain financial statement preparation and audit readiness services to Tar Sands Holdings II, LLC.

The firm of Ham, Langston & Brezina, L.L.P. (“HL&B”) has acted as our independent registered public accounting firm since November 1, 2024. HL&B’s audit reports on the Company’s consolidated financial statements for the fiscal years ended December 31, 2025 and 2024 contained no adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope, or accounting principles.

The following table presents the fees for professional audit services rendered by Ham, Langston & Brezina, LLP, our independent registered public accounting firm, for the audit of our consolidated financial statements for the fiscal years ended December 31, 2025 and December 31, 2024, and fees billed for other services rendered during those periods:

Fee Category	Year Ended December 31, 2025	Year Ended December 31, 2024
Audit Fees – HL&B(1)	$114,365	$65,510
Audit Fees – Marcum	—	67,901
Audit-Related Fees(2)	49,565	—
Tax Fees(3)	—	—
All Other Fees(4)	—	—
Total	$163,930	$133,411

(1)	Audit Fees consist of fees billed for professional services rendered for the audit of our annual consolidated financial statements, the review of our quarterly condensed consolidated financial statements included in our Forms 10-Q, and services normally provided by our independent registered public accounting firm in connection with statutory and regulatory filings or engagements for those fiscal years.

(2)

Audit-Related Fees consist of fees billed for assurance and related services by our principal accountants that are reasonably related to the performance of the audit or review of our financial statements and not reported under “Audit Fees.” The Company incurred $49,565 and $0 of Audit-Related Fees during the fiscal years ended December 31, 2025 and December 31, 2024.

(3)	Tax Fees consist of fees billed for professional services rendered by our principal accountants for tax compliance, tax advice and tax planning. There were no such fees incurred during the fiscal years ended December 31, 2025 and December 31, 2024.

(4)	All Other Fees consist of fees billed for all other products and services provided by our principal accountants that are not included in the categories above. There were no such fees incurred during the fiscal years ended December 31, 2025 and December 31, 2024.

Pre-Approval Policies and Procedures

Our audit committee has adopted a policy and procedures for the pre-approval of audit and non-audit services rendered by our independent registered public accounting firm. The policy generally requires pre-approval for specified services in the defined categories of audit services, audit-related services, tax services and all other services. Pre-approval may be given as part of the audit committee’s approval of the scope of the engagement of the independent registered public accounting firm or on an individual, explicit, case-by-case basis before the independent registered public accounting firm is engaged to provide each service. The chair of the audit committee has been delegated the authority by the audit committee to pre-approve additional services, and any such pre-approvals are communicated to the full audit committee at its next scheduled meeting.

All fees described above were pre-approved by the audit committee.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a) Financial Statements

(1) Reference is made to the Index to Consolidated Financial Statements appearing on page F-1 of this Annual Report.

(2) All other schedules not listed above have been omitted because of the absence of conditions under which they are required, or because the required information is included in the consolidated financial statements or the notes thereto.

(3) Exhibits

Exhibit No.	Description
2.1	Agreement and Plan of Merger, dated as of August 12, 2024, by and among Integrated Rail and Resources Acquisition Corp., Uinta Integrated Infrastructure Inc., Uinta Integrated Infrastructure Holdings, Inc., RR Integration Merger Co., RR Merger LLC, Tar Sands Holdings II, LLC, and Endeavor Capital Group, LLC (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed with the SEC on August 16, 2024, File No. 001-41048)
2.1.1	Amendment to and Waiver of Agreement and Plan of Merger, dated as of November 8, 2024 (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed with the SEC on November 12, 2024, File No. 001-41048).
2.1.2	Second Amendment to Agreement and Plan of Merger, dated as of December 31, 2024 (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed with the SEC on December 31, 2024, File No. 001-41048).
2.1.3	Third Amendment to Agreement and Plan of Merger, dated as of May 14, 2025 (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed with the SEC on May 15, 2025, File No. 001-41048).
2.1.4	Fourth Amendment to Agreement and Plan of Merger, dated as of July 14, 2025 (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed with the SEC on July 14, 2025, File No. 001-41048).
2.1.5	Fifth Amendment to Agreement and Plan of Merger, dated as of September 15, 2025 (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed with the SEC on September 19, 2025, File No. 001-41048).
2.1.6	Sixth Amendment to Agreement and Plan of Merger, dated as of December 12, 2025 (incorporated by reference to Exhibit 2.8 to the Current Report on Form 8-K filed with the SEC on December 19, 2025, File No. 001-41048).
3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K/A filed with the Securities & Exchange Commission on February 20, 2026)
3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K/A filed with the Securities & Exchange Commission on February 20, 2026)
4.1	Warrant Agreement, dated November 11, 2021, by and between Integrated Rail and Resources Acquisition Corp. and Equiniti Trust Company, LLC (incorporated by reference to Exhibit 4.4 to the Annual Report on Form 10-K filed with the SEC on March 24, 2025, File No. 001-41048)
4.2	Amendment of Warrant Agreement (Warrant Amendment), dated as of December 12, 2025, by and among Integrated Rail and Resources Acquisition Corp., the Company and Equiniti Trust Company, LLC (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on December 19, 2025)
4.3*	Description of Securities
10.1	Registration Rights Agreement, dated as of December 12, 2025, by and among the Company and the holders party thereto (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on December 19, 2025)
10.2	Promissory Note, dated as of December 12, 2025, in the principal amount of $12,000,000 (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on December 19, 2025)
10.3	Confession of Judgment, dated as of December 12, 2025 (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on December 19, 2025)
10.4+	Integrated Rail and Resources 2025 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on December 19, 2025)
10.5	Rollover Agreement, dated as of December 12, 2025 (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on December 19, 2025)

10.6	Securities Purchase Agreement, dated January 23, 2026, by and between Integrated Rail & Resources Inc. and Creto IRRX PIPE Investment, LLC. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on February 20, 2026, File No. 000-56805)
10.7	Registration Rights Agreement, dated January 23, 2026, by and between Integrated Rail & Resources Inc. and Creto IRRX PIPE Investment, LLC (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on February 20, 2026, File No. 000-56805)
10.8	Sponsor Letter Agreement , dated January 23, 2026, by and between Integrated Rail & Resources Inc., DHIP Natural Resources Investments, LLC, Creto IRRX PIPE Investment, LLC and each of the “Insiders” party thereto. (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on February 20, 2026, File No. 000-56805)
10.9	Securities Purchase Agreement, dated March 9, 2026, by and between Integrated Rail & Resources Inc. and B H, Inc. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on March 17, 2026, File No. 000-56805)
10.10	Joinder to Registration Rights Agreement, dated March 9, 2026, by and between Integrated Rail & Resources Inc. and B H, Inc. (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on March 17, 2026, File No. 000-56805)
21.1*	Subsidiaries of Integrated Rail & Resources Inc.
31.1*	CERTIFICATION OF CHIEF EXECUTIVE OFFICER PURSUANT TO RULE 13A-14(A) UNDER THE SECURITIES EXCHANGE ACT OF 1934, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002
31.2*	CERTIFICATION OF CHIEF FINANCIAL OFFICER PURSUANT TO RULE 13A-14(A) UNDER THE SECURITIES EXCHANGE ACT OF 1934, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002
32.1**	CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350 AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
32.2**	CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350 AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
97	Clawback Policy (incorporated by reference to Exhibit 97 to the Annual Report on Form 10-K filed with the Securities & Exchange Commission on March 24, 2025, File No. 001-41048).
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Indicates management contract or compensatory plan or arrangement.

#	Certain of the exhibits and schedules to this Exhibit have been omitted in accordance with Regulation S-K Item 601. The Registrant agrees to furnish a copy of all omitted exhibits and schedules to the SEC upon its request.

^	Certain identified information has been omitted pursuant to Item 601(b)(10) of Regulation S-K because such information is both (i) not material and (ii) information that the Registrant treats as private or confidential. The Registrant hereby undertakes to furnish supplemental copies of the unredacted exhibit upon request by the SEC.

*	Filed herewith.

**	Furnished herewith.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTEGRATED RAIL & RESOURCES INC.

April 1, 2026	By:	/s/ Brian M. Feldott
Brian M. Feldott
Chief Executive Officer

April 1, 2026	By:	/s/ Christopher S. Greenwood
Christopher S. Greenwood
Chief Financial Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints, jointly and severally, each of Brian M. Feldott and Christopher S. Greenwood, acting alone or together with another attorney-in-fact, as his attorney-in-fact, with full power of substitution and resubstitution, for him in any and all capacities, to sign any and all amendments to this Annual Report, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact, or his substitute, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Brian M. Feldott	Chief Executive Officer and Director	April 1, 2026
Brian M. Feldott	(Principal Executive Officer)

/s/ Christopher S. Greenwood	Chief Financial Officer	April 1, 2026
Christopher S. Greenwood	(Principal Accounting and Financial Officer)

/s/ Mark A. Michel	Chairman of the Board	April 1, 2026
Mark A. Michel

/s/ Timothy J. Fisher	Director	April 1, 2026
Timothy J. Fisher

/s/ Ronald C. Copley	Director	April 1, 2026
Ronald C. Copley

/s/ Jason C. Reeves	Director	April 1, 2026
Jason C. Reeves

/s/ Scott W. Humphrey	Director	April 1, 2026
Scott W. Humphrey

/s/ Lee Boothby	Director	April 1, 2026
Lee Boothby

INTEGRATED RAIL & RESOURCES INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of

Integrated Rail & Resources Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Integrated Rail & Resources Inc. (the “Company”) as of December 31, 2025 and 2024, the related consolidated statements of operations, changes in stockholders’ deficit and cash flows for each of the two years in the period ended December 31, 2025, and the related notes to the consolidated financial statements (collectively, the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2025 in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 1 to the consolidated financial statements, the Company has not commenced operations and there is no assurance that the Company will raise the additional capital it needs to fund its business. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans with regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that may be necessary should the Company be unable to continue as a going concern.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ham, Langston & Brezina, L.L.P.

We have served as the Company’s auditor since 2024.

Houston, Texas

March 31, 2026

INTEGRATED RAIL & RESOURCES INC.

CONSOLIDATED BALANCE SHEETS

	December 31, 2025	December 31, 2024

Assets
Current Assets:
Cash	$372,165	$39,938
Total Current Assets	372,165	39,938
Construction in process	15,400,913	—
Land	6,635,932	—
Restricted cash and cash equivalents	811,084	—
Right of use assets	38,911	—
Investments held in Trust Account	—	3,237,676
Total Assets	$23,259,005	$3,277,614

Liabilities, Class A Common Stock Subject to Possible Redemption and Stockholders’ Deficit
Current Liabilities
Accounts payable and accrued expenses	$10,019,784	$2,594,035
Accrued franchise tax	182,369	23,571
Accrued excise tax	3,215,098	2,649,197
Income taxes payable	342,651	278,518
Advances from related parties	100,770	100,770
Notes Payable—Sponsor	5,273,225	5,393,225
Notes Payable—related parties	2,043,710	390,710
Convertible promissory note, net of debt discount	1,900,000	1,255,062
Conversion event liability	726,944	684,887
Working Capital Loan—related party	17,935	17,935
Due to Endeavor	47,319	—
Promissory Note to Sellers	12,000,000	—
Lease liability, current	1,449	—
Total Current Liabilities	35,871,254	13,387,910
Asset retirement obligation	556,884	—
Lease liability, non-current	37,138	—
Surety reclamation deposit	308,848	—
Warrant liabilities	7,238,000	4,180,000
Deferred underwriting fee payable	—	8,050,000
Total Liabilities	44,012,124	25,617,910

Commitments and Contingencies (Note 9)
Class A Common Stock subject to possible redemption. 0 and 249,659 shares at redemption value of approximately $0.00 and $12.61 per share at December 31, 2025 and 2024, respectively.	—	3,148,662

Stockholders’ Deficit:
Preferred Stock, $0.0001 par value; 10,000,000 and 1,000,000 shares authorized, no shares issued or outstanding, respectively	—	—
Common Stock, $0.0001 par value; 200,000,000 and 0 shares authorized, 6,575,561 and 0 shares issued and outstanding, respectively	658
Class A Common Stock, $0.0001 par value; 100,000,000 shares authorized, 5,750,000 shares issued and outstanding (excluding 25,561 and 249,659 shares subject to possible redemption) at December 31, 2025 and 2024, respectively.	—	575
Class B Common Stock, $0.0001 par value; 10,000,000 shares authorized; 0 shares issued and outstanding	—	—
Additional paid-in capital	19,868,343
Accumulated deficit	(40,622,120)	(25,489,533)
Total Stockholders’ Deficit	$(20,753,119)	$(25,488,958)

Total Liabilities, Class A Common Stock Subject to Possible Redemption and Stockholders’ Deficit	$23,259,005	$3,277,614

The accompanying notes are an integral part of the consolidated financial statements.

INTEGRATED RAIL & RESOURCES INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,	Year Ended December 31,
	2025	2024
EXPENSES
General and administrative	$(1,089,422)	$(1,253,721)
Acquisition related costs	(2,980,170)	(1,770,970)
Compensation expense	(1,489,876)	—
Operations and maintenance	(3,207)	—
Other operating expenses	(211,782)	(30,059)
Loss from Operations	(5,774,457)	(3,054,750)

Other Income (Expense)
Interest and income earned on cash and trust investments	68,722	1,438,346
Interest expense	(350,342)	(422,128)
Recovery of offering costs attributable to partial waiver of deferred underwriting fee	268,153	—
Change in fair value of warrant liabilities	(14,558,000)	(2,090,000)
Change in fair value of conversion event liability	63,513	(17,821)
Excise tax interest and penalties	(535,632)	(214,457)
Total Other Expense, net	(15,043,586)	(1,306,060)

Loss before provision for income taxes	(20,818,043)	(4,360,810)
Provision for income taxes	(64,133)	(462,092)
Net Loss	$(20,882,176)	$(4,822,902)

Weighted average shares outstanding of Common Stock	5,795,236	—
Basic and diluted net loss per share, Common Stock	$(3.60)	$—

Weighted average shares outstanding of redeemable Class A Common Stock	—	2,188,860
Basic and diluted net loss per share, redeemable Class A Common Stock	$—	$(0.61)

Weighted average shares outstanding of non-redeemable Class A and Class B Common Stock	—	5,750,000
Basic and diluted net loss per share, non-redeemable Class A and Class B Common Stock	$—	$(0.61)

The accompanying notes are an integral part of the consolidated financial statements.

INTEGRATED RAIL & RESOURCES INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE YEAR ENDED DECEMBER 31, 2025 AND 2024

	Common Stock		Class A Common Stock		Class B Common Stock		Additional Paid-In	Accumulated	Total Shareholder’s
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance - December 31, 2023	-	$-	-	$-	5,750,000	$575	$-	$(18,120,810)	$(18,120,235)
Accrued excise tax on Common Stock Redemptions	-	-	-	-	-	-	-	(693,320)	(693,320)
Conversion of Class B Common Stock to Class A Common Stock	-	-	5,750,000	575	(5,750,000)	(575)	-	-	-
Remeasurement of Common Stock subject to redemption	-	-	-	-	-	-	-	(1,852,501)	(1,852,501)
Net Loss	-	-	-	-	-	-	-	(4,822,902)	(4,822,902)
Balance - December 31, 2024	-	$-	5,750,000	$575	-	$-	$-	$(25,489,533)	$(25,488,958)
Remeasurement of Common Stock subject to redemption	-	-	-	-	-	-	-	(251,989)	(251,989)
Conversion of Class A Common Stock to Common Stock	5,750,000	575	(5,750,000)	(575)	-	-	-	-	-
Conversion of Temporary Equity to Common Stock	25,261	3	-	-	-	-	368,423	-	368,426
Impact of Partial Waiver of Deferred Underwriting Fee	-	-	-	-	-	-	-	6,031,847	6,031,847
Reclass of Public Warrants to Equity	-	-	-	-	-	-	11,500,000	-	11,500,000
Common Stock Issued Upon Close	800,000	80	-	-	-	-	7,999,920	-	8,000,000
Accrued Excise Tax on Common Stock Redemptions	-	-	-	-	-	-	-	(30,269)	(30,269)
Net (Loss) Income	-	-	-	-	-	-	-	(20,882,176)	(20,882,176)
Balance - December 31, 2025	6,575,561	$658	-	$-	-	$-	$19,868,343	$(40,622,120)	$(20,753,119)

The accompanying notes are an integral part of the consolidated financial statements.

INTEGRATED RAIL & RESOURCES INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,	Year Ended December 31,
	2025	2024
Cash Flows from Operating Activities:
Net loss	$(20,882,176)	$(4,822,902)
Adjustments to reconcile net loss income to cash used in operating activities:
Interest expense paid in kind	350,508	422,128
Change in fair value of conversion event feature	(63,513)	17,821
Recovery of offering costs attributable to partial waiver of deferred underwriting fee	(268,153)	—
Amortization of right of use asset	95	—
Accretion of asset retirement obligation	11,782	—
Interest and income earned on Trust Account investments	(68,722)	(1,438,341)
Change in fair value of warrant liabilities	14,558,000	2,090,000
Changes in Operating Assets and Liabilities:
Prepaid expenses	—	33,590
Accounts payable and accrued expenses	3,675,897	1,893,371
Lease liability	(747)	—
Accrued franchise tax	158,798	(56,429)
Accrued excise tax	535,632	214,457
Income tax payable	64,133	(898,522)
Net Cash Used in Operating Activities	(1,928,466)	(2,544,827)

Cash Flows from Investing Activities:
Cash paid for asset acquisition	817,285	—
Payment of transaction cost in association with close of Business Combination	131,202	—
Withdrawal of funds upon closing of Trust Account	280,694	—
Cash deposited into Trust Account	(210,006)	(690,000)
Cash withdrawn from Trust Account for payment to redeeming stockholders	3,032,225	70,178,335
Transfer of funds held in Trust Account for payment of taxes	72,283	1,443,866
Net Cash Provided by Investing Activities	4,123,683	70,932,201

Cash Flows from Financing Activities:
Proceeds from Note Payable—Sponsor	—	540,000
Proceeds from Note Payable—related party	1,745,000	—
Repayment of Note Payable—related party	—	(209,290)
Repayment of promissory note - Sponsor	(120,000)
Repayment of promissory note - related party	(92,000)	—
Proceeds from promissory note – third party	47,319	—
Proceeds from convertible promissory note	400,000	1,500,000
Payment to redeeming stockholders	(3,032,225)	(70,178,335)
Net Cash Used in Financing Activities	(1,051,906)	(68,347,625)

Net Change in Cash and Restricted Cash	1,143,311	39,749
Cash – Beginning of Year	39,938	189
Cash and Restricted Cash – End of Year	$1,183,249	$39,938

Supplemental Disclosure of Cash Flow Information:
Cash paid for taxes	$—	$1,360,613

Supplemental Disclosure of Noncash Investing and Financing Activities:
Accrued excise tax on Common Stock redemptions	$30,269	$693,320
Deferred underwriting fee reclassified to accounts payable	$1,750,000	$—
Remeasurement of Common Stock subject to redemption	$251,989	$1,852,501
Conversion of Class B Common Stock to Class A Common Stock	$—	$575
Conversion of Class A Common Stock to Common Stock	$575	$—
Conversion of temporary equity to Common Stock	$368,426	$—
Impact of partial waiver of deferred underwriting fee	$6,031,847	$—
Issuance of common stock for asset acquisition	$8,000,000	$—
Issuance of note payable for asset acquisition	$12,000,000	$—
Reclassification of Public Warrants to equity	$11,500,000	$—
Discount on convertible promissory note	$105,570	$667,066
Payable to redeeming stockholders	$233,794	$—

The accompanying notes are an integral part of the consolidated financial statements.

INTEGRATED RAIL & RESOURCES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — DESCRIPTION OF ORGANIZATION, BUSINESS OPERATIONS, AND GOING CONCERN

Integrated Rail & Resources Inc. (formerly known as Uinta Infrastructure Group Corp.) (the “Company”) is a Delaware corporation and prior to the Business Combination (defined below), was a direct, wholly-owned subsidiary of Integrated Rail and Resources Acquisition Corp (“Integrated SPAC”). Integrated SPAC was incorporated in Delaware on March 12, 2021. Integrated SPAC was a blank check company formed for the purpose of entering into a merger, share exchange, asset acquisition, stock purchase, recapitalization, reorganization or other similar business combination with one or more businesses or entities. References to “TSII” refer to the private Delaware corporation that is now our wholly owned subsidiary and named Tar Sands Holdings II, LLC.

On December 12, 2025 (the “Closing Date”), the Company consummated a business combination pursuant to an agreement and plan of merger, dated as of August 12, 2024 (as amended by that certain Amendment to and Waiver of Agreement and Plan of Merger, dated November 8, 2024, that certain Second Amendment to Agreement and Plan of Merger, dated December 31, 2024, that certain Waiver to Agreement and Plan of Merger, dated April 30, 2025, that certain Third Amendment to Agreement and Plan of Merger, dated May 14, 2025, that certain Fourth Amendment to Agreement and Plan of Merger, dated July 14, 2025, that certain Fifth Amendment to Agreement and Plan of Merger, dated September 15, 2025, and that certain Sixth Amendment to Agreement and Plan of Merger, dated December 12, 2025, and as may be further amended or modified from time to time), by and among Integrated Rail and Resources Acquisition Corp., a Delaware corporation, Uinta Infrastructure Group Corp., a Delaware corporation, Uinta Lower Holdings, Inc., a Delaware corporation and wholly owned subsidiary of Uinta Infrastructure Group Corp., Uinta Merger Co., a Delaware corporation and wholly owned subsidiary of Uinta Infrastructure Group Corp., Uinta Merger LLC, a Delaware limited liability company and wholly owned subsidiary of Uinta Lower Holdings, Inc., Tar Sands Holdings II, LLC, a Utah limited liability company, and Endeavor Capital Group, LLC, as company member representative. Pursuant to the terms of the agreement, the business combination between Integrated Rail and Resources Acquisition Corp. and Tar Sands Holdings II, LLC was effected through (i) the merger of Uinta Merger Co. with and into Integrated Rail and Resources Acquisition Corp., with Integrated Rail and Resources Acquisition Corp. continuing as the surviving entity and a wholly owned subsidiary of Uinta Infrastructure Group Corp. (the “SPAC Merger”), and (ii) the merger of Uinta Merger LLC with and into Tar Sands Holdings II, LLC, with Tar Sands Holdings II, LLC continuing as the surviving entity and a wholly owned subsidiary of Uinta Lower Holdings, Inc. (the “Company Merger” and, together with the SPAC Merger, the “Mergers”). The transactions contemplated by the agreement, including the Mergers and the related transactions, are collectively referred to herein as the “Business Combination”. Upon consummation of the business combination, Uinta Infrastructure Group Corp., became the public reporting company and was renamed Integrated Rail & Resources Inc., and TSII became a wholly owned subsidiary of Uinta Lower Holdings, Inc. For accounting purposes, the business combination was treated as an asset acquisition in accordance with ASC 805-10-55, as substantially all of the fair value of the gross assets acquired was concentrated in a single identifiable asset or group of similar identifiable assets.

Litigation

On September 6, 2024, Tyr Energy Utah Logistics, LLC (“Tyr Energy”) filed suit in the County Court at Law, Number 1, Nueces County, Texas against the Integrated SPAC, the Sponsor and certain affiliates of the Sponsor, asserting claims for breach of and tortious interference with a non-disclosure and non-circumvention agreement in connection with the public announcement of the proposed Business Combination. Tyr Energy was seeking a temporary restraining order and temporary injunction. The Sponsor and its affiliates disputed specific personal jurisdiction, and all defendants, including the Company, vehemently disputed liability and vigorously defended against Tyr Energy’s claims. On December 17, 2025, Tyr Energy dropped the suit against the Company, the Sponsor and affiliates of the Sponsor.

Crude Oil Supply, Offtake, and Processing Agreement with STUSCO

On May 7, 2025, the Company entered into a Crude Oil Supply, Offtake, and Processing Agreement with Shell Trading (US) Company (“STUSCO”) (the “Offtake Agreement”). Under the agreement, STUSCO will be the exclusive supplier of crude oil to the Company’s Vernal, Utah facility, and the exclusive purchaser of refined products from the facility, for an initial term of seven years following commencement of operations, with automatic two-year renewal periods thereafter unless terminated by STUSCO. The Company is responsible for the restoration and operation of the facility at its own cost and risk, and must meet certain conditions precedent, including completion of construction and regulatory approvals, before the agreement becomes fully effective. The agreement provides for pricing based on published market indices with fixed differentials and includes provisions addressing exclusivity, right of first refusal on facility expansions, most favored nation terms, and customary termination, force majeure, and indemnification clauses.

Liquidity and Going Concern

At December 31, 2025, the Company had $372,165 in cash and $35,499,089 in working capital deficit.

The Company has incurred and expects to continue to incur significant costs in pursuit of financing after its acquisition, there are no assurances that such additional capital will ultimately be available. In connection with the Company’s assessment of going concern considerations in accordance with FASB Accounting Standards Codification (“ASC”) 205-40, “Presentation of Financial Statements – Going Concern”, management has determined that these factors raise substantial doubt about the Company’s ability to continue as a going concern for the next twelve months from the issuance of these consolidated financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. Management plans to raise funds through a public offering and will continue its efforts to consummate such a financing.

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the SEC.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany transactions have been eliminated.

Segment Reporting

The Company complies with ASC Topic 280, “Segment Reporting”, which improves reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses among other disclosure requirements.

Emerging Growth Company

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that an emerging growth company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies, but any such election to opt out is irrevocable.

The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s consolidated financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of the consolidated financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of expenses during the reporting period.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the consolidated financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates. One of the more significant accounting estimates included in these consolidated financial statements is the determination of the fair value of the warrant liabilities.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times may exceed the Federal Depository Insurance Coverage of $250,000. The Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

Net Loss per Common Stock

Net loss per common stock is computed by dividing net loss by the weighted average number of shares of common stock outstanding for the period. For the year ended December 31, 2024, The Company had two classes of common stock outstanding. The Company applied the two-class method in calculating net loss per common stock. Accretion associated with the redeemable shares of Class A common stock is excluded from loss per common stock as the redemption value approximates fair value. As of December 31, 2025, the Company had only Common Stock outstanding. and has reflected the allocation of net loss for the year ended December 31, 2025, retrospectively due to no distributions for the prior shares.

The Company has not considered the effect of the warrants sold in the Initial Public Offering and private placement to purchase an aggregate of 20,900,000 shares in the calculation of diluted loss per share or the shares that may be acquired in association with the Company’s convertible promissory note, since the exercise of the warrants and the shares acquired in association with the convertible promissory note are contingent upon the occurrence of future events. As a result, diluted loss per share is the same as basic loss per share for the periods presented. As of December 31, 2025 and 2024, the Company did not have any dilutive securities or other contracts that could potentially be exercised or converted into shares of common stock and then share in the earnings of the Company. As a result, diluted net loss per common stock is the same as basic net loss per common stock for the periods presented.

The following table reflects the calculation of basic and diluted net loss per common stock (in dollars, except per share amounts):

	2025	2024
	Common Stock	Shares Subject to Possible Redemption	Shares Not Subject to Possible Redemption
Basic and diluted net loss per common stock

Numerator:
Allocation of net loss	$(20,882,176)	$(1,329,745)	$(3,493,157)
Denominator:
Basic and diluted weighted average common shares outstanding	5,795,236	2,188,860	5,750,000
Basic and diluted net loss per common stock	$(3.60)	$(0.61)	$(0.61)

Class A Common Stock Subject to Possible Redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in ASC Topic 480. Shares of common stock subject to redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable common stock (including shares of common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity.

At all other times, shares of common stock are classified as stockholders’ equity. The Company’s Public Shares feature redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. The valuation of common stock subject to redemption includes the Company’s estimate of interest held in the Trust Account that is available for payment of taxes, and excludes dissolution expense of up to $100,000 since it is only taken into account in the event of the Company’s liquidation. As of December 31, 2025 and 2024, 0 and 249,659 shares of Class A common stock subject to possible redemption, respectively, are presented at redemption value as temporary equity, outside of stockholders’ deficit section of the Company’s consolidated balance sheets. At December 31, 2025 and 2024, the Class A common stock subject to possible redemption reflected in the consolidated balance sheets are reconciled in the following table:

Class A Common stock subject to possible redemption	Shares	Amount
December 31, 2023	6,489,246	$71,474,496
Less:
Redemption of Common Stock	(6,239,587)	(70,178,335)
Plus:
Remeasurement of Class A common stock subject to possible redemption	—	1,852,501
December 31, 2024	249,659	$3,148,662
Less:
Redemption of Common Stock	(224,087)	(3,032,225)
Reclassification to stockholders’ equity	(25,561)	(368,426)
Plus:
Remeasurement of Class A common stock subject to possible redemption	—	251,989
December 31, 2025	—	$—

Warrant Liabilities

The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in ASC 480, Distinguished Liabilities from Equity (“ASC 480”) and ASC 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own common stock, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding.

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash gain or loss on the consolidated statements of operations.

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, Derivatives and Hedging. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value on the grant date and is then re-valued at each reporting date, with changes in the fair value reported in the consolidated statements of operations. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative liabilities are classified in the consolidated balance sheet as current or non-current based on whether or not net-cash settlement or conversion of the instrument could be required within 12 months of the consolidated balance sheet date.

Convertible Promissory Note

The Company’s convertible promissory note issued to B H, Inc. in 2024 contains a conversion feature whereby, upon consummation of the proposed Business Combination with TSII, the note shall convert into 355,000 shares of UIGC’s common stock. The Company treats this conversion feature as an embedded derivative in accordance with ASC 815 and bifurcates the embedded derivative from the host contract. As such, the conversion event liability is reported on the consolidated balance sheets at fair value upon inception of the convertible promissory note. Changes in its fair value are reported on the consolidated statements of operations as change in fair value of conversion event liability.

The convertible promissory note was issued at its face value of $1,500,000 and is reported net of a debt discount representing the initial fair value of the conversion event liability. In accordance with ASC 835, Interest (“ASC 835”), the Company capitalized the debt discount of $667,066 and is amortizing the debt discount ratably to interest expense on the consolidated statements of operations. Amortization of the debt discount is recognized over the shorter life of a) funded extension life of the Trust Account as of December 31, 2025 or b) the expected date of the consummation of the proposed Business Combination. For the year ended December 31, 2025 and 2024, the Company recognized $244,772 and $442,128, respectively, in interest expense related to the amortization of the debt discount. The Company presents the convertible promissory note on the consolidated balance sheets at face value, net of its amortized debt discount.

The Company’s convertible promissory notes issued to Paul Gonzalez in 2025 contain a conversion feature whereby, upon consummation of the proposed Business Combination with TSII, the notes shall convert into 80,000 shares of UIGC’s common stock. The Company treats this conversion feature as an embedded derivative in accordance with ASC 815 and bifurcates the embedded derivative from the host contract. As such, the conversion event liability is reported on the consolidated balance sheets at fair value upon inception of the convertible promissory note. Changes in its fair value are reported on the consolidated statements of operations as change in fair value of conversion event liability.

The convertible promissory notes were issued at their face value of $400,000 and is reported net of a debt discount representing the initial fair value of the conversion event liability. In accordance with ASC 835, Interest (“ASC 835”), the Company capitalized the debt discount of $105,570 and is amortizing the debt discount ratably to interest expense on the consolidated statements of operations. Amortization of the debt discount is recognized over the shorter life of a) funded extension life of the Trust Account as of December 31, 2025 or b) the expected date of the consummation of the proposed Business Combination. For the year ended December 31, 2025 and 2024, the Company recognized $105,570 and $0, respectively, in interest expense related to the amortization of the debt discount. The Company presents the convertible promissory notes on the consolidated balance sheets at face value, net of its amortized debt discount.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under FASB ASC Topic 820, Fair Value Measurement (“ASC 820”), approximates the carrying amounts represented in the accompanying consolidated balance sheets, primarily due to their short-term nature. The Company applies ASC 820, which establishes a framework for measuring fair value and clarifies the definition of fair value within the framework. ASC 820 defines fair value as an exit price, which is the price that would be received for an asset or paid to transfer a liability in the Company’s principal or most advantageous market in an orderly transaction between market participants on the measurement date. The fair value hierarchy established in ASC 820 generally requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. Observable inputs reflect the assumptions that market participants would use in pricing the asset or liability and are developed based on market data obtained from sources independent of the reporting entity. Unobservable inputs reflect the entity’s own assumptions based on market data and the entity’s judgments about the assumptions that market participants would use in pricing the asset or liability and are to be developed based on the best information available in the circumstances.

The carrying amounts reflected in the consolidated balance sheets for cash, accounts payable, accrued expenses, and due to related party approximate fair value due to short-term nature.

Level 1	—	Assets and liabilities with unadjusted, quoted prices listed on active market exchanges. Inputs to the fair value measurement are observable inputs, such as quoted prices in active markets for identical assets or liabilities.

Level 2	—	Inputs to the fair value measurement are determined using prices for recently traded assets and liabilities with similar underlying terms, as well as direct or indirect observable inputs, such as interest rates and yield curves that are observable at commonly quoted intervals.

Level 3	—	Inputs to the fair value measurement are unobservable inputs, such as estimates, assumptions, and valuation techniques when little or no market data exists for the assets or liabilities.

See Note 12 for additional information on assets and liabilities measured at fair value.

Stock-based Compensation

The transfer of the Founder Shares to independent directors is in the scope of FASB ASC Topic 718, “Compensation-Stock Compensation” (“ASC 718”). Under ASC 718, stock-based compensation associated with equity-classified awards is measured at fair value upon the grant date. The Founders Shares were granted subject to a performance condition (i.e., the occurrence of a Business Combination). Compensation expense related to the Founders Shares is recognized only when the performance condition is probable of occurrence under the applicable accounting literature in this circumstance. The Founder Shares vest upon certain operating performance hurdles. As per the Sponsor Letter Agreement with Creto IRRX PIPE Investment, LLC, dated January 23, 2026, there are performance hurdles specific to barrel production that allow for the vesting of shares. These hurdles are 16,170 barrels per day for three (3) consecutive months (“Hurdle One”) and that would vest 25% of Founder Shares, and 49,000 barrels per day for three (3) consecutive months (“Hurdle Two”) which would then vest the remaining 75%. For 25% of the Founder Shares, should the daily value weighted average price of the Common Stock for any 20 of 30 consecutive trading days is equal to or exceeds $18.00 per share, the 25% will vest in lieu of Hurdle One. The Facility will not be operational until the second half of 2027, therefore no stock-based compensation expense has been recognized. Stock-based compensation would be recognized at the date Hurdle One or Hurdle Two is satisfied in an amount equal to the number of Founders Shares that ultimately vest multiplied times the grant date fair value per share (unless subsequently modified) less the amount initially received for the purchase of the Founders Shares.

Income Taxes

The Company complies with the accounting and reporting requirements of ASC Topic 740, “Income Taxes,” which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the consolidated financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. The Company’s effective tax rate for the year ended December 31, 2025 and 2024, was 0.0%, and (10.6)%, respectively. The effective tax rate differs from the statutory tax rate of 21% for the year ended December 31, 2025 and 2024, primarily due to the change in the fair value of the warrants, tax interest and penalties, the valuation allowance on the deferred tax assets, Business Combination related expenses and prior-year true-ups.

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the consolidated financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company’s management determined that the United States is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits and underpaid income taxes as income tax expense. There were no unrecognized tax benefits as of December 31, 2025 and 2024 and the Company recognized $0 and $210,648 in accrued interest and penalties at December 31, 2025 and 2024. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. Since the Company was incorporated on March 12, 2021, the evaluation was performed for the 2023 and 2022 tax years, which are the only periods subject to examination.

On July 4, 2025, President Trump signed into law the One Big Beautiful Bill Act (“OBBBA”). ASC 740, “Income Taxes”, requires the effects of changes in tax laws to be recognized in the period in which the legislation is enacted. The Company is currently evaluating the impact of the new law. However, none of the tax provisions are expected to have a significant impact on the Company’s financial statements.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of December 31, 2025 and 2024.

Restricted cash and cash equivalents are amounts that are reserved to satisfy surety requirements from the Utah Department of Natural Resources, Division of Oil Gas and Mining. The Company does not have a surety bond in place, these funds are reserved to satisfy the bond requirements. Due to the long term nature of the surety obligation, these funds have been classified as a non-current asset.

	2025	2024
Unrestricted cash and cash equivalents	$372,165	$39,938
Restricted cash and cash equivalents	811,084	-
Total cash and cash equivalents	$1,183,249	$39,938

Investments Held in Trust Account

As of December 31, 2024, funds held in Trust Account consisted primarily of Money Market Funds which are invested in U.S. Treasury Securities, which have readily determinable fair values. Such funds are presented on the consolidated balance sheets at fair value at the end of the reporting period. Interest on the Money Market Funds is included in interest and income from cash and trust investments in the accompanying consolidated statements of operations. Upon the close of the Business Combination on December 31, 2025, the Trust Account was liquidated with the Company receiving $280,694, net of expenses paid to the trustee.

Recent Accounting Pronouncements

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”), which will require the company to disclose specified additional information in its income tax rate reconciliation and provide additional information for reconciling items that meet a quantitative threshold. ASU 2023-09 will also require the company to disaggregate its income taxes paid disclosure by federal, state and foreign taxes, with further disaggregation required for significant individual jurisdictions. The Company adopted ASU 2023-09 on January 1, 2025 on a prospective basis.

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s consolidated financial statements.

NOTE 3 — ASSETS ACQUIRED

Upon consummation of the business combination, Uinta Infrastructure Group Corp., became the public reporting company and was renamed Integrated Rail & Resources Inc., and TSII became a wholly owned subsidiary of Uinta Lower Holdings, Inc. For accounting purposes, the business combination was treated as an asset acquisition in accordance with ASC 805-10-55, as substantially all of the fair value of the gross assets acquired was concentrated in a single identifiable asset or group of similar identifiable assets.

The purchase price for all of Tar Sands Holdings II, LLC Membership Units was 800,000 shares of Company’s Common Stock in the aggregate and $12 million in Cash consideration payable upon closing of an offering and issued as a promissory note (the “Purchase Price”), which will be measured based on the fair value of the 800,000 shares of Company Common Stock and $12 million in cash given in exchange for the assets received. The Company concluded that it would allocate the cost associated with the asset acquisition to the individual assets acquired and/or liabilities assumed, based on their relative fair values as discussed in ASC 805-50-30-3. The Company measured the fair value in accordance with ASC 820. No goodwill was recognized in an asset acquisition. The Company’s valuation specialist has concluded that the fair value of the assets acquired is equal to the cost of the assets acquired. Based on the conclusions herein that the transaction does not meet the definition of a business under ASC 805 and is accounted for as an asset acquisition.

Preliminary Purchase Price Allocation
Fair value of 800,000 common stock	$8,000,000
Promissory note – cash consideration	12,000,000
Transaction cost incurred (legal and advisory)	1,999,852
Total Purchase Price	$21,999,852

Fair value of construction in process acquired	$15,400,913
Fair value of land acquired	6,635,932
Net liabilities assumed	(36,993)
Fair value of assets acquired	$21,999,852

NOTE 4 — ASSET RETIREMENT OBLIGATIONS

The Company has an asset retirement obligation for the estimated environmental remediation costs required in the retirement of the mine. The obligation arises from a legal requirement to fill in and restore the quarry after extraction operations have stopped. The obligation to perform the asset retirement activity is unconditional even though there may be uncertainty about whether and how the obligation will ultimately be settled. The obligation is determined through obtaining an independent environmental study to assess the costs associated with the retirement of the mine.

Asset Retirement Obligations
December 12, 2025 (date of Closing)	$556,884
Accretion	-
December 31, 2025	$556,884

The Company recorded an initial liability for the expected retirement costs of the tangible long-lived asset. The future estimated reclamation costs was determined to be $796,000. This balance was discounted over an estimated life of 10 years using a credit adjusted risk free rate of 7.46%. Additional expense for the asset retirement obligation is accreted over the life of the obligation.

NOTE 5 — OPERATING LEASE

The Company makes one payment per year on the lease. Future payments under leases, as of December 31, 2025 are as follows:

Fiscal Year
2026	$3,530
2027	3,530
2028	3,530
2029	3,530
2030	3,530
Thereafter	42,360
Total	60,010
Less imputed interest	(21,423)
Total lease liability at December 31, 2025	$38,587

NOTE 6 — SURETY RECLAMATION DEPOSIT

The Company received an initial cash deposit of $308,848 from the Utah Department of Natural Resources at the time the current owners took over the Company in 2013. The management team believes the Utah Department of Natural Resources has recourse on this deposit upon a corporate transaction event resulting in a change in ownership. The surety claim deposit is classified as a long-term liability for financial statement purposes.

NOTE 7 — RELATED PARTY TRANSACTIONS

Founder Shares

On March 12, 2021, the Sponsor paid an aggregate of $25,000 in exchange for issuance of 5,750,000 shares of Class B common stock (the “Founder Shares”). On April 5, 2021, the Sponsor transferred interests in the Sponsor that corresponded with 25,000 Founder Shares to each of Nathan Asplund, Rollin Bredenberg, Brian Feldott, and Edmund Underwood, Jr., our independent director nominees. In relation to the Initial Public Offering, an aggregate of 1,515,160 Founder Shares were cancelled by the Sponsor and transferred by us to our anchor investors in the IPO. Amounts previously reported as Class B common stock were retrospectively restated to account for this transaction. On March 7, 2022, Nathan Asplund tendered the return of his interest in the Sponsor (that corresponded with 25,000 Founder Shares) in relation to his resignation from the Board of Directors and the Sponsor transferred an interest in the Sponsor that corresponded with 25,000 Founder Shares to Troy Welch, who was elected to the Board of Directors on March 4, 2022 to fill the vacancy. Notwithstanding the foregoing, the Sponsor retains all voting and disposition rights in the Founders Shares held by the Sponsor.

The Company determined the fair value of the share-based compensation related to the transfer of interests in the Sponsor (that corresponded to Founder Shares), to the independent director nominees, based on assumptions including the probability of an acquisition, an estimated date of acquisition, the risk free rate on the acquisition date, a discount for a lack of marketability and other variables. The value of the share based compensation was $667,250 based on grant date fair value estimates of $6.63 and $6.80 at April 5, 2021 and March 7, 2022, respectively.

On November 15, 2022, the Company’s CEO Richard Bertel, CFO Christopher Bertel, Vice President Edmund Underwood, director Rollin Bredenberg, and director Troy Welch tendered their resignation from the Company. In relation to such resignations, Mr. Bredenberg, Mr. Welch, and Mr. Underwood each tendered the return of their interest in the Sponsor (that corresponded with 25,000 Founder Shares) on November 21, 2022. The Company replaced the departed directors with Ronald Curt Copley and Jason Reeves.

On December 22, 2022, and December 24, 2022, the Sponsor transferred an interest in the Sponsor that corresponded with 25,000 Founder Shares to Ronald Curt Copley and Jason Reeves, respectively, as independent director nominees. The Company determined the fair value of the share-based compensation related to the transfer of the Sponsor interest (corresponding with Founder Shares), to the independent director nominees, based on numerous assumptions including the probability of an acquisition, an estimated date of acquisition, the risk-free rate on the acquisition date, a discount for a lack of marketability and other variables. The value of the share-based compensation was $74,637 based on grant date fair value estimates of $1.49 at both December 22, 2022, and December 24, 2022.

The holders of the Founder Shares have agreed not to transfer, assign, or sell any of their Founder Shares until the earlier to occur of (A) one year after the completion of an initial Business Combination and (B) subsequent to an initial Business Combination, (x) if the closing price of Class A common stock equals or exceeds $12.00 per share (as adjusted for share subdivisions, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after an initial Business Combination, or (y) the date on which the Company completes a liquidation, merger, share exchange or other similar transaction that results in all of the Public Stockholders having the right to exchange their common stock for cash, securities or other property. In addition, the Sponsor, as the holder of the Founder Shares, has agreed to subject certain shares of Common Stock to vesting provisions tied to Operating Hurdles. As per the Sponsor Letter Agreement with Creto IRRX PIPE Investment, LLC, dated January 23, 2026, there are performance hurdles specific to barrel production that allow for the vesting of shares. These hurdles are 16,170 barrels per day for three (3) consecutive months (“Hurdle One”) and that would vest 25% of Founder Shares, and 49,000 barrels per day for three (3) consecutive months (“Hurdle Two”) which would then vest the remaining 75%. For 25% of the Founder Shares, should the daily value weighted average price of the Common Stock for any 20 of 30 consecutive trading days is equal to or exceeds $18.00 per share, the 25% will vest in lieu of Hurdle One. The Facility will not be operational until the second half of 2027, therefore no stock-based compensation expense has been recognized.

On November 13, 2024, the holders of the Company’s Class B common stock converted all issued and outstanding shares of Class B common stock (5,750,000 shares), on a one-for-one basis, into shares of Class A common stock. The newly issued shares of Class A common stock continue to be referred to as Founder Shares. As such, the newly issued shares of Class A common stock are not redeemable and continue to carry restrictions regarding their assignment, transference and selling of the shares.

Related Party Loans

The Sponsor agreed to loan the Company up to $1,500,000 to be used for working capital purposes through the earlier of December 31, 2021 or the closing of the Initial Public Offering. At March 25, 2022 the Sponsor agreed to loan the Company up to $1,500,000 to be used for working capital purposes through April 1, 2023, as funds are necessary. Such loans would be non-interest bearing, unsecured, and will be repaid upon the consummation of a Business Combination. In the event that the Company does not consummate a Business Combination, all amounts loaned to the Company will be forgiven except to the extent that the Company has funds available to it, outside of its Trust Account established in connection with the IPO.

On January 12, 2023, the Company issued an unsecured promissory note (the “Note Payable-Related Party”) to Trident Point 2, LLC (“Trident”), a related party through common ownership, pursuant to which the Company was entitled to borrow up to an aggregate principal amount of $600,000 in order to fund working capital deficiencies or finance transaction costs in connection with an intended Business Combination. All unpaid principal under the Note Payable-Related Party was due and payable in full on the date on which the Company consummated an initial Business Combination. Pursuant to the terms of such note, Trident had the option at any time prior to September 15, 2023 to convert amounts outstanding, up to $600,000, into warrants to purchase the Company’s shares of Class A common stock at a conversion price of $1.00 per warrant, with each warrant entitling the holder to purchase one share of Class A common stock at a price of $11.50 per share, subject to the same adjustments applicable to the Private Placement Warrants sold concurrently with the Company’s IPO. In May 2023, the Company issued an amended and restated unsecured promissory note, dated as of January 12, 2023, to Trident, removing the warrant conversion feature from the promissory note.

On February 8, 2024, the Company issued an additional unsecured promissory note to Trident, pursuant to which the Company is entitled to borrow up to an aggregate principal amount of $750,000 from Trident in order to fund costs reasonably related to an initial Business Combination for the Company, including without limitation both the daily operations of the Company prior to an initial Business Combination and potential monthly extensions to the time period for the Company to enter into and complete an initial Business Combination. No interest shall accrue on the unpaid principal balance of the promissory note. All unpaid principal under the promissory note was due and payable in full on the earlier of (i) November 15, 2024 or (ii) the date on which the Company consummates an initial Business Combination. On January 10, 2025, the Company amended and restated the promissory note to amend the Maturity Date (as defined in the promissory note) to the earlier of (i) May 15, 2025 or (ii) the date on which the Company consummates an initial Business Combination. In connection with the approval of the May 2025 Extension Amendment Proposal, the Company amended and restated the unsecured promissory note to Trident to amend the Maturity Date (as defined in the unsecured promissory note) to the earlier of (i) July 15, 2025 or (ii) the date on which the Company consummates an initial Business Combination.

On February 10, 2025, the Company issued an additional unsecured promissory note to Trident, pursuant to which the Company is entitled to borrow up to an aggregate principal amount of $1,350,000 from Trident in order to fund costs reasonably related to an initial Business Combination for the Company, including without limitation both the daily operations of the Company prior to an initial Business Combination and potential monthly extensions to the time period for the Company to enter into and complete an initial Business Combination. No interest shall accrue on the unpaid principal balance of the promissory note. All unpaid principal under the promissory note was due and payable in full on the earlier of (i) May 15, 2025, or (ii) the date on which the Company consummates an initial Business Combination.

On July 14, 2025, the Company amended and restated the unsecured promissory notes to Trident to amend the Maturity Date to the earlier of (i) September 15, 2025 or (ii) the date on which SPAC consummates an initial Business Combination.

At December 31, 2025 and 2024, the Company reported the notes payable to Trident as Notes Payable – related parties of $2,043,710 and $390,710, respectively, on the consolidated balance sheets.

Additionally, Endeavor advanced the Company $47,319 for the payment of working capital. As of December 31, 2025 and 2024, the Company reported $47,319 and $0 as due to Endeavor on the consolidated balance sheets. The advances and note payable to Endeavor are non-interest bearing and payable in conjunction with the $12 million Promissory Note to Sellers.

On April 13, 2023, the Company issued an unsecured promissory note to the Sponsor (“Note Payable—Sponsor”), pursuant to which the Company is entitled to borrow up to an aggregate principal amount of $4,153,244. All unpaid principal under the Note Payable—Sponsor will be due and payable in full on the date on which the Company consummates an initial Business Combination. On August 14, 2023, the Company amended the original promissory note and increased the borrowing limit up to $8,400,000 from the Sponsor to fund costs related to the extension of the date by which the Company must consummate an initial Business Combination pursuant to the Amended and Restated Certificate of Incorporation. As of December 31, 2025 and 2024, the Company has borrowed and owes $5,273,225 and $5,393,225 under the Note Payable—Sponsor, respectively.

On September 14, 2023, the Company issued an unsecured promissory note to the Sponsor (“Working Capital Loan—Related Party”), pursuant to which the Company is entitled to borrow up to an aggregate principal amount of $17,935 from the Lender in order to fund costs reasonably related to an initial Business Combination for the Company. No interest shall accrue on the unpaid principal balance of this promissory note. All unpaid principal under the promissory note will be due and payable in full the date on which the Company consummates an initial Business Combination. At December 31, 2025 and 2024, the Company reported $17,935 as Working Capital Loan – Related Party on the consolidated balance sheets.

A related party of the Company has paid operating expenses on behalf of the Company. These amounts were reflected on the consolidated balance sheets as Advances from Related Parties. The advances are non-interest bearing and are payable on demand. As of December 31, 2025 and 2024, the Company had an outstanding balance under advances from related parties of $100,770.

On October 11, 2024, the Company issued the October 2024 Convertible Note to B H, Inc., pursuant to which the Company is entitled to borrow up to an aggregate principal amount of $1,500,000. All unpaid principal under the October 2024 Convertible Note is due and payable in full on the date on which the Company consummates its proposed Business Combination with TSII. Pursuant to the terms of the October 2024 Convertible Note, this Note shall convert into 355,000 shares of UIGC’s common stock (as defined and amended in the Merger Agreement), provided that, should the Business Combination fail to close for any reason, the Company shall use reasonable efforts to satisfy its obligations under this October 2024 Convertible Note by cash payment in an amount equal to $3,900,000. Any balance under this Note may be prepaid at any time. Additionally, if a Business Combination is not consummated, the October 2024 Convertible Note will be repaid solely to the extent that the Company has funds available to it outside of its Trust Account.

Administrative Services Agreement

The Company entered into an agreement commencing on the date that the Company’s securities were first listed on the New York Stock Exchange through the earlier of consummation of an initial Business Combination or the liquidation, which provides that the Company will pay the Sponsor $10,000 per month for office space, secretarial and administrative services provided to the Company. In addition, the Sponsor, officers and directors, or their respective affiliates will be reimbursed for any out-pocket expenses incurred in connection with activities on the Company’s behalf such as identifying potential target businesses and performing due diligence on possible Business Combination targets. The Company’s audit committee reviews on a quarterly basis all payments made by the Company to the Sponsor, executive officers or directors, or their affiliates. Any such payments prior to an initial Business Combination will be made using funds held outside the Trust Account.

At December 31, 2024, the Company owed $120,000 under this agreement. On March 21, 2025, the Sponsor agreed to waive any and all rights to receive any and all current and future payments owed to it by the Company under the agreement. At March 31, 2025, the Sponsor waived $120,000 in administrative services fees which are reflected as a reduction of operating expenses during the year ended December 31, 2025.

NOTE 8 — DUE TO THIRD PARTIES

The purchase price for all of Tar Sands Holdings II, LLC’s Membership Units included $12 million in cash consideration payable upon closing of an offering. The Company issued a promissory note for the $12 million cash consideration to Sellers (“Promissory Note to Sellers”) at the consummation of the Business Combination.

NOTE 9 — COMMITMENTS & CONTINGENCIES

Registration and Stockholder Rights

The holders of the Founder Shares (including the Class B common stock converted to Class A common stock), Private Placement Warrants, and warrants that may be issued upon conversion of Working Capital Loans (and any shares of Class A common stock issuable upon the exercise of the Private Placement Warrants and warrants that may be issued upon conversion of Working Capital Loans) will be entitled to registration rights pursuant to a registration and stockholder rights agreement signed in relation to the Initial Public Offering. The holders of these securities are entitled to make up to three demands, excluding short form demands, that the Company registers such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the completion of an initial Business Combination. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriting Agreement

The Company paid an underwriting discount of $0.20 per unit, or $4.6 million in the aggregate in relation to the Initial Public Officer, with an additional fee of $0.35 per unit, or $8,050,000 in the aggregate. Subsequently, the underwriters agreed to a partial waiver of its deferred underwriting commission upon the Company’s closing of its Business Combination totaling $6,300,000. The deferred fee became payable to the underwriters upon the Company completing a Business Combination. At December 31, 2025 and 2024, the Company reported $0 and $8,050,000 on the consolidated balance sheets.

The Company accounted for the 20,900,000 warrants issued in connection with the Initial Public Offering (the 11,500,000 Public Warrants and the 9,400,000 Private Placement Warrants) in accordance with the guidance contained in ASC 815-40. Such guidance provides that because the warrants do not meet the criteria for equity treatment thereunder, each warrant must be recorded as a liability. Accordingly, the Company classified each warrant as a liability at its fair value. This liability is subject to re-measurement at each balance sheet date. With each such re-measurement, the warrant liability will be adjusted to fair value, with the change in fair value recognized in the Company’s consolidated statements of operations. Upon closing of the Company’s Business Combination, the Company’s Public Warrants were reclassified from a liability to equity.

Warrants — Public Warrants may only be exercised for a whole number of shares. No fractional Public Warrants will be issued upon separation of the Units and only whole Public Warrants trade. The Public Warrants will become exercisable 30 days after the completion of a Business Combination; provided that the Company has an effective registration statement under the Securities Act covering the Class A common stock issuable upon exercise of the Public Warrants and a current prospectus relating to them is available and such shares are registered, qualified or exempt from registration under the securities, or blue sky, laws of the state of residence of the holder (or the Company permit holders to exercise their warrants on a cashless basis under certain circumstances). The Company has agreed that as soon as practicable, but in no event later than 20 business days after the closing of an initial Business Combination, the Company will use commercially reasonable efforts to file with the SEC and have an effective registration statement covering the shares of Class A common stock issuable upon exercise of the warrants and to maintain a current prospectus relating to those Class A common stock until the warrants expire or are redeemed, as specified in the warrant agreement.

If a registration statement covering the shares of Class A common stock issuable upon exercise of the warrants is not effective by the 60th day after the closing of an initial Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company will have failed to maintain an effective registration statement, exercise warrants on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act or another exemption. Notwithstanding the above, if the Class A common stock are at the time of any exercise of a warrant not listed on a national securities exchange such that they satisfy the definition of a “covered security” under Section 18(b)(1) of the Securities Act, the Company may, at its option, require holders of Public Warrants who exercise their warrants to do so on a “cashless basis” and, in the event the Company so elects, the Company will not be required to file or maintain in effect a registration statement, and in the event the Company does not so elect, it will use commercially reasonable efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available.

Investment Banking Advisory Agreement

The Company has entered into an investment banking advisory services agreement in August of 2024 pursuant to which fees will be paid upon the closing of an acquisition during the term of the agreement through 12 months after the termination of the agreement. The Company is contracted to pay, upon consummation of the Business Combination, a cash acquisition fee equal to $1,750,000. The Company incurred this expense upon Closing of its Business Combination and reported a payable on the consolidated balance sheet as at December 31, 2025.

NOTE 10 — WARRANT LIABILITIES

The warrants have an exercise price of $11.50 per share, subject to adjustments, and will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation. In addition, if (x) the Company issues additional shares of Class A common stock or equity- linked securities for capital raising purposes in connection with the closing of an initial Business Combination at an issue price or effective issue price of less than $9.20 per share of common stock (with such issue price or effective issue price to be determined in good faith by the board of directors and, in the case of any such issuance to the Sponsor or its affiliates, without taking into account any Founder Shares held by the Sponsor or such affiliates, as applicable, prior to such issuance) (the “Newly Issued Price”), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of the initial Business Combination on the date of the consummation of the initial Business Combination (net of redemptions), and (z) the volume weighted average trading price of the Class A common stock during the 20 trading day period starting on the trading day prior to the day on which the Company consummates its initial Business Combination (such price, the “Market Value”) is below $9.20 per share, the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the higher of the Market Value and the Newly Issued Price, and the $18.00 per share redemption trigger price described under “Redemption of warrants when the price per share of Class A common stock equals or exceeds $18.00” will be adjusted (to the nearest cent) to be equal to 180% of the higher of the Market Value and the Newly Issued Price.

The Private Placement Warrants are identical to the Public Warrants underlying the Units sold in the Initial Public Offering, except that the Private Placement Warrants and the shares of Class A common stock issuable upon exercise of the Private Placement Warrants will not be transferable, assignable or salable until 30 days after the completion of a Business Combination, subject to certain limited exceptions. Additionally, the Private Placement Warrants will be non-redeemable so long as they are held by the initial purchasers or such purchasers’ permitted transferees. If the Private Placement Warrants are held by someone other than the Initial Stockholders or their permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.

Redemption of Warrants When the Price per Share of Class A Common Stock Equals or Exceeds $18.00: Once the warrants become exercisable, the Company may redeem the outstanding warrants (except as described herein with respect to the Private Placement Warrants):

●	in whole and not in part;

●	at a price of $0.01 per warrant;

●	upon a minimum of 30 days’ prior written notice of redemption to each warrant holder; and

●	the last sales price of the common stock reported has been at least $18.00 per share on each of twenty trading days within the thirty trading-day period ending on the third trading day prior to the date on which notice of the redemption for the Public Warrants is given.

The Company will not redeem the warrants as described above unless a registration statement under the Securities Act covering the shares of Class A common stock issuable upon exercise of the warrants is then effective and a current prospectus relating to those shares of Class A common stock is available throughout the 30-day redemption period, except if the warrants may be exercised on a cashless basis and such cashless exercise is exempt from registration under the Securities Act. If and when the warrants become redeemable, the Company may not exercise its redemption right if the issuance of shares of common stock upon exercise of the warrants is not exempt from registration or qualification under applicable state blue sky laws or the Company is unable to effect such registration or qualification. The Company will use its commercially reasonable best efforts to register or qualify such shares of common stock under the blue sky laws to the extent an exemption is not available.

If the Company calls the warrants for redemption as described above, management will have the option to require all holders that wish to exercise warrants to do so on a “cashless basis.” In determining whether to require all holders to exercise their warrants on a “cashless basis,” management will consider, among other factors, the Company’s cash position, the number of warrants that are outstanding and the dilutive effect on its stockholders of issuing the maximum number of shares of Class A common stock issuable upon the exercise of the warrants. In such event, each holder would pay the exercise price by surrendering the warrants for that number of shares of Class A common stock equal to the quotient obtained by dividing (x) the product of the number of shares of Class A common stock underlying the warrants, multiplied by the difference between the exercise price of the warrants and the “fair market value” by (y) the fair market value. The “fair market value” shall mean the average reported last sale price of the Class A common stock for the 10 trading days ending on the third trading day prior to the date on which the notice of redemption is sent to the holders of warrants.

None of the Private Placement Warrants will be redeemable by the Company so long as they are held by the Sponsor, the affiliates of the Sponsor, or its permitted transferees.

NOTE 11 — STOCKHOLDERS’ DEFICIT

Preferred Stock — The Company is authorized to issue 10,000,000 and 1,000,000 shares of preferred stock with a par value of $0.0001 per share, respectively. At December 31, 2025 and 2024, there was no preferred stock issued or outstanding.

Common stock — The Company is authorized to issue 200,000,000 and 0 shares of Common stock with a par value of $0.0001 per share. Holders of the Company’s Common stock are entitled to one vote for each share. At December 31, 2025 and 2024, there were 6,575,561 and 0 shares of Common stock issued and outstanding.

Class A common stock — The Company is authorized to issue 100,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of the Company’s Class A common stock are entitled to one vote for each share. At December 31, 2025 and 2024, there were 0 and 5,750,000 shares of Class A common stock issued and outstanding, excluding 25,561 and 249,659 shares subject to possible redemption, respectively. Upon closing the Company’s Business Combination, the Company’s Class A common stock converted into the Company’s Common Stock.

Class B common stock — The Company is authorized to issue 10,000,000 shares of Class B common stock with a par value of $0.0001 per share. On December 31, 2025 and 2024, there were 0 shares of Class B common stock issued and outstanding.

Stockholders of record are entitled to one vote for each share held on all matters to be voted on by stockholders. Except as described below, holders of Class A common stock and holders of Class B common stock voted together as a single class on all matters submitted to a vote of the stockholders except as required by law.

On November 13, 2024, the holders of the Company’s Class B common stock converted all issued and outstanding shares of Class B common stock (5,750,000 shares), on a one-for-one basis, into shares of Class A common stock. The newly issued shares of Class A common stock continue to be referred to as Founder Shares (discussed in Note 4). As such, the newly issued shares of Class A common stock are not redeemable and continue to carry restrictions regarding their assignment, transference and selling of the shares.

NOTE 12 — FAIR VALUE MEASUREMENTS

The following tables presents information about the Company’s financial assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2025 and 2024, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

December 31, 2025

	Fair Value
Description	Level 1	Level 2	Level 3

Liabilities
Conversion event liability	$—	$—	$726,944
Warrant Liability—Private Placement Warrants	$—	$—	$7,238,000

December 31, 2024

	Fair Value
Description	Level 1	Level 2	Level 3

Assets
Investments held in Trust Account	$3,237,676	$—	$—
Liabilities
Conversion event liability	$—	$—	$684,887
Warrant Liability—Public Warrants	$—	$—	$2,300,000
Warrant Liability—Private Placement Warrants	$—	$—	$1,880,000

The Company utilized an independent third party to model the valuation of the conversion event liability using a probability weighted calculation valuing the convertible promissory note with and without the conversion event feature. Included in the model are assumptions related to the Company’s stock price, discount rate, probability of closing on its proposed Business Combination, expected time until closing of its proposed Business Combination, and a market adjustment for the implied probability of closing on its proposed Business Combination.

The Company estimates the discount rate based on the term matched yield. The probability of closing on a proposed Business Combination is based on an analysis of peer companies completing a business combination compared to liquidating. The years to expiration is based on the expected time until closing on its proposed Business Combination. And the model has a market adjustment for implied probability of acquisition based on an analysis of peer companies’ closing stock price, rights coverage and share rights price.

The following table provides significant inputs used to determine the fair value of the convertible promissory note conversion event liability:

	December 31, 2025	December 31, 2024
Share price	$6.50	$10.01
Discount rate	14.5%	8.7%
Probability of close	90.0%	60.0%
Years to expiration	0.25	0.38
Market adjustment for implied probability of acquisition	NA %	9.82%

As of December 31, 2024, the Company’s Public Warrants were traded on a market exchange. At December 31, 2024, there was insufficient trading activity to utilize market prices to determine the fair value of the Public Warrants. The Company utilized an independent third party to value the Public Warrants and Private Placement Warrants using a binomial options pricing model, which involves Level 3 inputs.

Inherent in a binomial options pricing model are assumptions related to expected share-price volatility, expected life, risk-free interest rate, dividend yield and probability of consummating a Business Combination. The Company estimates the volatility of its common stock based on historical volatility that matches the expected remaining life of the Public and Private Placement Warrants. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants is assumed to be equivalent to their remaining contractual term. The dividend rate is based on the historical rate, which the Company anticipates will remain at zero.

The Public and Private Placement Warrants were accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liabilities in the Company’s consolidated balance sheets at December 31, 2025. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liabilities in the statements of operations. Upon closing of the Company’s Business Combination, the Company’s Public Warrants were reclassified from liabilities to stockholders’ equity.

The following table provides significant inputs to the independent third party’s pricing model for the fair value of the Public Warrants at December 31, 2025 and the Private Placement Warrants at December 31, 2025 and 2024:

	December 31, 2025	December 31, 2024
Share price	$6.50	$10.01
Exercise price	$11.50	$11.50
Years to expiration	4.95	5.38
Volatility	28.0%	1.6%
Risk-free rate	3.66%	4.30%
Dividend yield	0.00%	0.00%

The following table provides a summary of the changes in the fair value of the Company’s Level 3 financial instruments that are measured at fair value on a recurring basis at December 31, 2025 and 2024:

	Private Placement Warrants	Public Warrants	Conversion Feature
Changes in fair value of financial liabilities measured with level 3:
January 1, 2025	$1,880,000	$2,300,000	$684,887
Initial value of October 2025 Conversion Event Liability	—	—	105,570
Reclassification from a liability classification to equity	—	(11,500,000)	—
Reclassification of Public Warrants to Level 3	—	—	—
Change in fair value	5,358,000	9,200,000	(63,513)
December 31, 2025	$7,238,000	$—	$726,944

	Private Placement Warrants	Public Warrants	Conversion Feature
Changes in fair value of financial liabilities measured with level 3:
January 1, 2024	$940,000	$—	$—
Initial value of Conversion Event Liability	—	—	667,066
Reclassification of Public Warrants to Level 3	—	575,000	—
Change in fair value	940,000	1,725,000	17,821
December 31, 2024	$1,880,000	$2,300,000	$684,887

Investments Held in Trust Account

At December 31, 2024, the Company’s Trust Account held investments primarily in Money Market Funds which are invested in U.S. Treasury Securities. The assets held in the Trust Account at December 31, 2024 within the consolidated balance sheets represent a Level 1 fair value measurement based upon the observable valuation nature of the respective investments. Upon the close of the Business Combination on December 31, 2025, the Trust Account was liquidated with the Company receiving $280,694, net of expenses paid to the trustee.

NOTE 13 — INCOME TAX

The Company adopted ASU 2023-09 on January 1, 2025 on a prospective basis. The income tax provision for the year ended December 31, 2025 and 2024 consists of the following:

	December 31,	December 31,
	2025	2024
Federal
Current	$23,592	$251,444
Return to provision	40,541	—
Deferred	(983,238)	(361,019)
Interest and penalties	—	210,648
State and Local
Current	—	—
Return to provision	—	—
Deferred	—	—
Foreign
Current	—	—
Return to provision	—	—
Deferred	—	—

Change in valuation allowance – federal	983,238	361,019
Change in valuation allowance – state and local	—	—
Change in valuation allowance – foreign	—	—

Income tax provision	$64,133	$462,092

As of December 31, 2025 and 2024, the Company had no U.S. federal net operating loss carryovers, which do not expire, and no state net operating loss carryovers available to offset future taxable income.

The Company’s net deferred tax liability at December 31, 2025 and 2024 are as follows:

	December 31,	December 31,
	2025	2024
Deferred tax liability
Organizational costs/Startup expenses	$1,509,732	$899,736
Asset and liabilities accretion and amortization	2,337	—
Federal net operating loss carryforward	370,904	—
Total deferred tax asset	1,882,973	899,736
Change in valuation allowance – federal	(1,882,973)	(899,736)
Change in valuation allowance – state and local	—	—
Change in valuation allowance – foreign	—	—
Deferred tax liability, net of allowance	$—	$—

In assessing the realization of the deferred tax assets, management considers whether it is more likely than not that some portion of all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. After consideration of all of the information available, management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance. For the year ended December 31, 2025 and 2024, the change in the valuation allowance was $1,882,973 and $899,736, respectively.

A reconciliation of the federal income tax rate to the Company’s effective tax rate at December 31, 2025 and 2024 is as follows:

	Year Ended December 31,
	2025		2024
Statutory federal income tax rate	21.0%	$(4,371,789)	21.0%
Change in fair value of Warrants	(14.7)%	3,056,968	(10.1)%
Recovery of offering costs attributable to partial waiver of deferred underwriting fee	0.3%	(56,342)	—%
Income tax interest and penalties	(0.1)%	23,605	(4.8)%
Change in fair value of conversion event liability	0.1%	(13,345)	(0.1)%
Interest expense – amortization of debt issuance costs	(0.4)%	73,646	(2.0)%
Excise tax interest and penalties	(0.5)%	112,543	(1.0)%
Business combination expenses	(1.0)%	215,047	(6.3)%
Prior year return to provision true-up	(0.2)%	40,562	1.0%
Change in valuation allowance – Federal	(4.9)%	983,238	(8.3)%
Change in valuation allowance – state and local	—%	—	—%
Change in valuation allowance – foreign	—%	—	—%
Income tax provision	(0.3)%	$64,133	(10.6)%

The Company files income tax returns in the U.S. federal jurisdiction in various state and local jurisdictions and is subject to examination by the various taxing authorities. The Company had no foreign operations and therefore no foreign tax disclosure requirements.

In 2025 and 2024, the Company paid $0 and $1,360,613, respectively, in federal taxes.

The Company files income tax returns in the U.S. federal jurisdiction and is subject to examination by the various taxing authorities. The Company’s tax returns for the year ended December 31, 2025 and 2024 remain open and subject to examination. The Company considers Utah to be a significant state tax jurisdiction.

NOTE 14 — SEGMENT INFORMATION

ASC Topic 280, “Segment Reporting,” establishes standards for companies to report in their financial statement information about operating segments, products, services, geographic areas, and major customers. Operating segments are defined as components of an enterprise for which separate financial information is available that is regularly evaluated by the Company’s chief operating decision maker, or group, in deciding how to allocate resources and assess performance.

The Company’s chief operating decision maker (“CODM”) has been identified as the Chief Executive Officer, who reviews the operating results for the Company as a whole to make decisions about allocating resources and assessing financial performance. Accordingly, management has determined that the Company only has one operating segment.

At December 31, 2024, the Company was a blank check company incorporated for the purpose of effecting a Business Combination. The Company had not commenced operations, has no operating revenue and all activity since its inception relates to the Company’s formation, its IPO, and those activities necessary to consummate a Business Combination. On December 12, 2025, the Company closed on its Business Combination and is no longer a blank check company. For the year ended December 31, 2025 and 2024, the Company has not generated operating income, the Company’s primary focus for profit and loss is the cash outflows related to expenses.

The CODM has determined that consolidated net income or loss is the primary measure of segment profit or loss. As the Company has no operating revenue, operating expenses are reviewed and monitored by the CODM to manage and forecast cash and to ensure sufficient capital is available for working capital needs. The CODM also reviews operating expenses to manage, maintain and enforce all contractual agreements to ensure costs are aligned with all agreements and budget. Operating expenses are considered the Company’s primary significant expenses. The measure of segment assets is reported on the consolidated balance sheets as total assets.

The following table provides the significant expenses and other expenses that are regularly provided to the CODM and included in segment profit or loss.

	Year Ended December 31,
	2025	2024
Operating expenses	$(5,774,457)	$(3,054,750)
Excise tax interest and penalties	$(535,632)	$(214,457)
Provision for income taxes	$(64,133)	$(462,092)
Interest expense, net	$(350,342)	$(422,128)
Change in fair value of warrant liabilities	$(14,558,000)	$(2,090,000)
Change in fair value of conversion event liability	$63,513	$(17,821)

The Company has incurred other expenses in the form of excise tax interest and penalties related to the Company’s excise taxes. The CODM monitors the excise tax interest and penalties as the interest and penalties continue to accrue until all past due excise taxes, and related interest and penalties, are fully paid. Additionally, payment of excise tax interest and penalties require a cash outflow from the Company’s operating account or from cash that may be received from sources outside of the Company.

The provision for income taxes is reviewed by the CODM as other expenses of the Company. Income taxes are an expense that is payable with earnings from the Trust Account. The CODM monitors earnings in the Trust Account to ensure there are sufficient earnings available to pay the Company’s income taxes.

The Company incurs non-cash expenses from interest expense and non-cash expenses or income from changes in fair value of warrant liabilities and changes in fair value of conversion event liability. As these items do not require or generate cash the Company does not report them as significant expenses.

NOTE 15 - SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based upon this review, other than stated below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

In connection with the Securities Purchase Agreement executed on January 23, 2026, Creto IRRX PIPE Investment, LLC (“Creto”) invested $2,550,000 to purchase 25,500 shares of the Company’s Series A Convertible Preferred Stock. On February 6, 2026, Creto invested a further $2,750,000 to purchase 27,500 shares of the Company’s Series A Convertible Preferred Stock. On March 23, 2026, Creto invested an additional $450,000 to purchase 4,500 shares of the Company’s Series A Convertible Preferred Stock.

On February 11, 2026, the Company satisfied $550,000 of payables to Stifel via payment in cash. This represents a partial payment and reduces the outstanding advisory fee to $1,200,000.

On March 3, 2026, the IRS sent a Notice of Appointment to the Company by mail to the corporate office to review Company’s outstanding tax liabilities and seek payment for taxes due.  The taxes relate to corporate income tax for the period ending December 31, 2024, and for excise taxes associated with share redemptions from the return filed September 30, 2024. The Company has previously been unable to make payment on these tax liabilities due to cash constraints in 2025 but anticipated satisfying the tax liabilities after a successful capital raise.

The IRS believes the Company has unpaid corporate income taxes, and associated penalties and interest, of $342,651. The Company has previously accrued this tax liability, along with the estimated penalties and interest, on the Consolidated Balance Sheets for the period ending December 31, 2025. The Company will be meeting with the IRS during Q2 2026.

The IRS believes the Company has unpaid excise taxes, and associated penalties and interest, of $1,911,624. The Company has previously accrued this tax liability, and estimated penalties and interest, and is reflected on the Consolidated Balance Sheets for the period ending December 31, 2025.  Further, the Company is reviewing the tax associated with the excise tax for redemptions of corporate stock. The excise tax was incurred while the Company was organized as a SPAC. As part of the review, the Company is engaging our tax advisors to review and likely file an amended return for the period ending September 30, 2024 to address recent Treasury and IRS final regulations pertaining to possible limited relief from stock repurchase excise taxes.

On March 9, 2026, the Company satisfied $1,455,589 of payables to B H, Inc. The Company made a cash payment of $750,000 and issued 7,056 shares of the Company’s Series A Convertible Preferred Stock in full satisfaction and discharge of the $1,455,589 owed to B H, Inc.