Form 10-Q
period 2026-03-31
INTEGRATED RAIL & RESOURCES INC.
filed 2026-05-15
CIK 2044112

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to

Commission File No. 001-41048

INTEGRATED RAIL & RESOURCES INC.

(Exact name of registrant as specified in its charter)

Delaware	33-1825873
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

400 W. Morse Boulevard, Suite 220

Winter Park, FL 32789

(Address of Principal Executive Offices, including zip code)

(321) 972-1583

(Registrant’s telephone number, including area code)

N/A

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.0001 per share	N/A	N/A
Public Warrants, each exercisable for one share of Common Stock at $11.50 per share	N/A	N/A
Series A Convertible Preferred Stock, par value $0.0001 per share	N/A	N/A

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒

As of May 15, 2026, there were 7,010,561 shares of Common Stock, par value $0.0001 per share, issued and outstanding.

INTEGRATED RAIL & RESOURCES INC. Quarterly Report on Form 10-Q

i

INTEGRATED RAIL & RESOURCES INC.

FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2026	December 31, 2025
	(Unaudited)
Assets
Current Assets:
Cash	$2,553,946	$372,165
Total Current Assets	2,553,946	372,165
Construction in process	15,400,913	15,400,913
Land	6,635,932	6,635,932
Restricted cash and cash equivalents	811,084	811,084
Right of use assets	38,544	38,911
Total Assets	$25,440,419	$23,259,005

Liabilities, Preferred Stock and Stockholders’ Deficit
Current Liabilities
Accounts payable and accrued expenses	$8,265,464	$10,019,784
Accrued franchise tax	232,369	182,369
Accrued excise tax	3,283,971	3,215,098
Income taxes payable	343,141	342,651
Advances from related parties	100,770	100,770
Notes Payable—Sponsor	5,228,173	5,273,225
Notes Payable—related parties	2,043,710	2,043,710
Convertible promissory notes	1,900,000	1,900,000
Conversion event liability	—	726,944
Working Capital Loan—related party	17,935	17,935
Due to Endeavor	69,028	47,319
Promissory Note to Sellers	12,000,000	12,000,000
Lease liability, current	1,429	1,449
Total Current Liabilities	33,485,990	35,871,254
Asset retirement obligation	567,128	556,884
Lease liability, non-current	36,795	37,138
Surety reclamation deposit	308,848	308,848
Warrant liability	5,546,000	7,238,000
Total Liabilities	39,944,761	44,012,124

Commitments and Contingencies (Note 9)

Preferred Stock, $0.0001 par value; 10,000,000 shares authorized, 64,555 and 0 shares issued and outstanding at March 31, 2026 and December 31, 2025, respectively	6,455,589	—

Stockholders’ Deficit:
Common Stock, $0.0001 par value; 200,000,000 shares authorized, 6,575,561 shares issued and outstanding at March 31, 2026 and December 31, 2025	658	658
Additional paid-in capital	19,868,343	19,868,343
Accumulated deficit	(40,828,932)	(40,622,120)
Total Stockholders’ Deficit	(20,959,931)	(20,753,119)

Total Liabilities, Preferred Stock and Stockholders’ Deficit	$25,440,419	$23,259,005

INTEGRATED RAIL & RESOURCES INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended March 31,
	2026	2025
EXPENSES
General and administrative	$(2,249,352)	$(1,035,602)
Compensation expense	(272,140)	—
Operations and maintenance	(7,833)	—
Other operating expenses	(37,069)	—
Loss from Operations	(2,566,394)	(1,035,602)

Other Income (Expense)
Rental income	10,000	―
Interest and income earned on cash and trust investments	―	34,256
Interest expense	―	(162,092)
Change in fair value of warrant liabilities	1,692,000	(1,881,000)
Change in fair value of conversion event liability	726,944	(12,656)
Excise tax interest and penalties	(68,873)	(288,390)
Total Other Income (Expense), net	2,360,071	(2,309,882)

Loss before provision for income taxes	(206,323)	(3,345,484)
Provision for income taxes	(489)	(5,851)
Net Loss	$(206,812)	$(3,351,335)

Weighted average shares outstanding of Common Stock	6,575,561	—
Basic and diluted net loss per share, Common Stock	$(0.05)	$—

Weighted average shares outstanding of redeemable Class A Common Stock	—	249,659
Basic and diluted net loss per share, redeemable Class A Common Stock	$—	$(0.56)

Weighted average shares outstanding of non-redeemable Class A and Class B Common Stock	—	5,750,000
Basic and diluted net loss per share, non-redeemable Class A and Class B Common Stock	$—	$(0.56)

INTEGRATED RAIL & RESOURCES INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE THREE MONTHS ENDED MARCH 31, 2026

	Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficit

Balance - January 1, 2026	6,575,561	$658	$19,868,343	$(40,622,120)	$(20,753,119)
Net loss	—	—	—	(206,812)	(206,812)
Balance - March 31, 2026 (Unaudited)	6,575,561	$658	$19,868,343	$(40,828,932)	$(20,959,931)

FOR THE THREE MONTHS ENDED MARCH 31, 2025

	Common Stock		Class A Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance – January 1, 2025	—	$—	5,750,000	$575	$—	$(25,489,533)	$(25,488,958)
Remeasurement of Common Stock subject to redemption	—	—	—	—	—	(166,346)	(166,346)
Net loss	—	—	—	—	—	(3,351,335)	(3,351,335)
Balance – March 31, 2025	—	$—	5,750,000	$575	$—	$(29,007,214)	$(29,006,639)

INTEGRATED RAIL & RESOURCES INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three Months Ended March,
	2026	2025
Cash Flows from Operating Activities:
Net loss	$(206,812)	$(3,351,335)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest expense	―	162,092
Change in fair value of conversion event feature	(726,944)	12,656
Amortization of right of use asset	367	—
Accretion of asset retirement obligation	10,244	—
Interest and income earned on Trust Account investments	—	(34,256)
Change in fair value of warrant liabilities	(1,692,000)	1,881,000
Changes in Operating Assets and Liabilities:
Accounts payable and accrued expenses	(1,048,731)	24,468
Lease liability	(363)	—
Accrued franchise tax	50,000	6,400
Accrued excise tax	68,873	288,390
Income tax payable	490	5,851
Net Cash Used in Operating Activities	(3,544,876)	(1,004,734)

Cash Flows from Investing Activities:
Cash deposited into Trust Account	―	(150,000)
Net Cash Used in Investing Activities	―	(150,000)

Cash Flows from Financing Activities:
Repayment of promissory note - Sponsor	(45,052)	—
Proceeds from Note Payable—related party	—	1,350,000
Repayment of Note Payable—related party	—	(11,000)
Proceeds from issuance of preferred stock	5,750,000
Proceeds from promissory note – third party	21,709	—
Net Cash Provided by Financing Activities	5,726,657	1,339,000

Net Change in Cash and Restricted Cash	2,181,781	184,266
Cash – Beginning of Period	1,183,249	39,938
Cash and Restricted Cash – End of Period	$3,365,030	$224,204

Supplemental Disclosure of Noncash Investing and Financing Activities:
Remeasurement of Common Stock subject to redemption	$—	$166,346

INTEGRATED RAIL & RESOURCES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2026 (UNAUDITED)

NOTE 1 - DESCRIPTION OF ORGANIZATION, BUSINESS OPERATIONS, AND GOING CONCERN

Integrated Rail & Resources Inc. (formerly known as Uinta Infrastructure Group Corp.) (the “Company”) is a Delaware corporation and prior to the Business Combination (defined below), was a direct, wholly-owned subsidiary of Integrated Rail and Resources Acquisition Corp (“Integrated SPAC”). Integrated SPAC was incorporated in Delaware on March 12, 2021. Integrated SPAC was a blank check company formed for the purpose of entering into a merger, share exchange, asset acquisition, stock purchase, recapitalization, reorganization or other similar business combination with one or more businesses or entities. References to “TSII” refer to the private Delaware corporation that is now our wholly-owned subsidiary and named Tar Sands Holdings II, LLC.

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

INTEGRATED RAIL & RESOURCES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2026 (UNAUDITED)

NOTE 1 - DESCRIPTION OF ORGANIZATION, BUSINESS OPERATIONS, AND GOING CONCERN - Continued

Liquidity and Going Concern

At March 31, 2026, the Company had $2,553,946 in cash and a working capital deficit of $30,932,044.

The Company consummated its Business Combination on December 12, 2025; however, it has not commenced revenue-generating operations and does not anticipate doing so until the second half of 2027, the expected in-service date for the Facility. Since December 31, 2025, the Company has raised $5,750,000 through the sale of Series A Convertible Preferred Stock.

The Company has incurred and expects to continue to incur significant costs in pursuit of financing after its acquisition on December 12, 2025. There are no assurances that such additional capital will ultimately be available.

In connection with the Company’s assessment of going concern considerations in accordance with FASB ASC 205-40, “Presentation of Financial Statements - Going Concern,” management believes its current cash position and planned fundraising activities will be sufficient to allow the Company to meet its obligations as they become due within one year from the date these financial statements are issued. However, management has determined that these factors raise substantial doubt about the Company’s ability to continue as a going concern for the next twelve months from the issuance of these consolidated financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. Management plans to raise funds through a public offering and will continue its efforts to consummate such a financing.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the SEC. Certain information or footnote disclosures normally included in annual financial statements prepared in accordance with GAAP have been omitted pursuant to the rules and regulation of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the period presented.

The accompanying unaudited statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 as filed with the SEC on April 1, 2026 which contains the audited consolidated financial statements and notes thereto.

The interim results for the three months ended March 31, 2026 are not necessarily indicative of the results to be expected for the year ending December 31, 2026 or for any future interim periods.

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

INTEGRATED RAIL & RESOURCES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2026 (UNAUDITED)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

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

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of expenses during the reporting period.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. The Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

INTEGRATED RAIL & RESOURCES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2026 (UNAUDITED)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

Net Loss Per Common Stock

Net loss per common stock is computed by dividing net loss excluding accrued preferred stock dividends, by the weighted average number of shares of common stock outstanding for the period. For the three months ended March 31, 2025, the Company had two classes of common stock outstanding. The Company applied the two-class method in calculating net loss per common stock. Accretion associated with the redeemable shares of Class A common stock is excluded from loss per common stock as the redemption value approximates fair value. For the three months ended March 31, 2026 the Company had only Common Stock outstanding.

The Company has not considered the effect of the warrants sold in the Initial Public Offering and private placement to purchase an aggregate of 20,900,000 shares in the calculation of diluted loss per share or the shares that may be acquired in association with the Company’s convertible promissory note, since the exercise of the warrants and the shares acquired in association with the convertible promissory note are contingent upon the occurrence of future events. As a result, diluted loss per share is the same as basic loss per share for the periods presented. As of March 31, 2026 and 2025, the Company did not have any dilutive securities or other contracts that could potentially be exercised or converted into shares of common stock and then share in the earnings of the Company. As of March 31, 2026, shares of the Company’s Series A preferred stock may be converted into common stock and participate in dividends. Additionally, the Company has convertible promissory notes that may be converted into an aggregate of 435,000 shares of the Company’s common stock. Conversion of the preferred stock and promissory notes would be anti-dilutive. As a result, diluted net loss per common stock is the same as basic net loss per common stock for the periods presented.

The following table reflects the calculation of basic and diluted net loss per common stock (in dollars, except per share amounts):

	For the Three Months Ended March 31,
	2026	2025
	Common Stock	Shares Subject to Possible Redemption	Shares Not Subject to Possible Redemption
Basic and diluted net loss per common stock

Numerator:
Allocation of net loss	$(206,812)	$(139,456)	$(3,211,879)
Less: cumulative preferred dividends	(116,094)	—	—
Net loss available to common stock	(322,906)	(139,456)	(3,211,879)
Denominator:
Basic and diluted weighted average common shares outstanding	6,575,561	249,659	5,750,000
Basic and diluted net loss per common stock	$(0.05)	$(0.56)	$(0.56)

Class A Common Stock Subject to Possible Redemption

Prior to the Business Combination, the Company accounted for its Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480. Upon the closing of the Business Combination on December 12, 2025, all remaining Class A common stock subject to possible redemption was either redeemed or reclassified to permanent equity.

INTEGRATED RAIL & RESOURCES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2026 (UNAUDITED)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

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

At all other times, shares of common stock are classified as stockholders’ equity. The Company’s Public Shares feature redemption rights, are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. The valuation of common stock subject to redemption includes the Company’s estimate of interest held in the Trust Account that is available for payment of taxes, and excludes dissolution expense of up to $100,000 since it is only taken into account in the event of the Company’s liquidation.

As of March 31, 2026 and December 31, 2025, there are no shares of common stock subject to possible redemption outstanding.

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

INTEGRATED RAIL & RESOURCES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2026 (UNAUDITED)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, Derivatives and Hedging. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value on the grant date and is then re-valued at each reporting date, with changes in the fair value reported in the consolidated statements of operations. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative liabilities are classified in the consolidated balance sheets as current or non-current based on whether or not net-cash settlement or conversion of the instrument could be required within 12 months of the consolidated balance sheet date.

Convertible Promissory Note

The Company’s convertible promissory note issued to B H, Inc. in 2024 contains a conversion feature whereby, upon consummation of the proposed Business Combination with TSII, the note shall convert into 355,000 shares of the Company’s common stock. The Company treats this conversion feature as an embedded derivative in accordance with ASC 815 and bifurcates the embedded derivative from the host contract. As such, the conversion event liability is reported on the unaudited condensed consolidated balance sheets at fair value upon inception of the convertible promissory note. Changes in its fair value are reported on the consolidated statements of operations as change in fair value of conversion event liability. On April 3, 2026, the Company converted the outstanding Promissory Notes held by B H, Inc. into common stock.

The convertible promissory note was issued at its face value of $1,500,000 and is reported net of a debt discount representing the initial fair value of the conversion event liability. In accordance with ASC 835, Interest (“ASC 835”), the Company capitalized the debt discount of $667,066 and is amortizing the debt discount ratably to interest expense on the consolidated statements of operations. The debt discount was fully amortized as of December 31, 2025. For the three months ended March 31, 2026 and 2025 the Company recognized $0 and $162,092, respectively, in interest expense related to the amortization of the debt discount. The Company presents the convertible promissory note on the consolidated balance sheets at face value, net of its amortized debt discount.

The Company’s convertible promissory notes issued to Paul Gonzalez in 2025 contain a conversion feature whereby, upon consummation of the proposed Business Combination with TSII, the notes shall convert into 80,000 shares of the Company’s common stock. The Company treats this conversion feature as an embedded derivative in accordance with ASC 815 and bifurcates the embedded derivative from the host contract. As such, the conversion event liability is reported on the consolidated balance sheets at fair value upon inception of the convertible promissory note. Changes in its fair value are reported on the consolidated statements of operations as change in fair value of conversion event liability. On April 3, 2026, the Company converted the outstanding Promissory Notes held by Paul Gonzalez into common stock.

The convertible promissory notes were issued at their face value of $400,000 and is reported net of a debt discount representing the initial fair value of the conversion event liability. In accordance with ASC 835, Interest (“ASC 835”), the Company capitalized the debt discount of $105,570 and was fully amortized as of December 31, 2025.

For the three months ended March 31, 2026 and 2025, the Company recognized no interest expense related to the amortization of the debt discount. The Company presents the convertible promissory notes on the consolidated balance sheets at face value, net of its amortized debt discount.

INTEGRATED RAIL & RESOURCES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2026 (UNAUDITED)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

Series A Preferred Stock

On January 23, 2026, the board of directors authorized 80,000 shares of Series A Convertible Preferred Stock with a $100 stated value per share. The stock carries a 12% annual dividend, increasing to 15% upon noncompliance, with an initial $10 conversion price and additional rights, including voting rights, dividend participation, and a residual interest upon liquidation.

Additionally, the Series A preferred stock contains redemption features, none of which represent an unconditional obligation to redeem at a fixed or determinable date or upon an event that is certain to occur. All redemption provisions are either contingent or exercisable at the option of the holder or the Company. The Series A preferred stock carries a redemption (put) feature which allows the holder to require cash redemption upon a change of control or after the seventh anniversary if specified listing conditions are not met. This embedded feature does not qualify as a derivative under ASC 815.

The company complies with ASC 480-10-S99 for its Series A Preferred Stock. Accordingly, the Series A Preferred Stock is subject to classification outside of permanent equity.

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

Level 1-	Assets and liabilities with unadjusted, quoted prices listed on active market exchanges. Inputs to the fair value measurement are observable inputs, such as quoted prices in active markets for identical assets or liabilities.

Level 2-	Inputs to the fair value measurement are determined using prices for recently traded assets and liabilities with similar underlying terms, as well as direct or indirect observable inputs, such as interest rates and yield curves that are observable at commonly quoted intervals.

Level 3-	Inputs to the fair value measurement are unobservable inputs, such as estimates, assumptions, and valuation techniques when little or no market data exists for the assets or liabilities.

See Note 7 for additional information on assets and liabilities measured at fair value.

INTEGRATED RAIL & RESOURCES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2026 (UNAUDITED)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

Stock-based Compensation

The transfer of the Founder Shares to independent directors is in the scope of FASB ASC Topic 718, “Compensation-Stock Compensation” (“ASC 718”). Under ASC 718, stock-based compensation associated with equity-classified awards is measured at fair value upon the grant date. The Founders Shares were granted subject to a performance condition (i.e., the occurrence of a Business Combination). Compensation expense related to the Founders Shares is recognized only when the performance condition is probable of occurrence under the applicable accounting literature in this circumstance. As per the Sponsor Letter Agreement with Creto IRRX PIPE Investment, LLC, dated January 23, 2026, there are performance hurdles specific to barrel production that allow for the vesting of shares. These hurdles are 16,170 barrels per day for three (3) consecutive months (“Hurdle One”) that would vest 25% of Founder Shares, and 49,000 barrels per day for three (3) consecutive months (“Hurdle Two”) which would then vest the remaining 75%. For 25% of the Founder Shares, should the daily value weighted average price of the Common Stock for any 20 of 30 consecutive trading days be equal to or exceed $18.00 per share, the 25% will vest in lieu of Hurdle One. The Facility will not be operational until the second half of 2027, therefore no stock-based compensation expense has been recognized. Stock-based compensation would be recognized at the date Hurdle One or Hurdle Two is satisfied in an amount equal to the number of Founders Shares that ultimately vest multiplied times the grant date fair value per share (unless subsequently modified) less the amount initially received for the purchase of the Founder Shares.

Income Taxes

The Company complies with the accounting and reporting requirements of ASC Topic 740, “Income Taxes,” which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the consolidated financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. The Company’s effective tax rate for the three months ended March 31, 2026 and 2025, was (0.5)%, and (0.2)%, respectively. The effective tax rate differs from the statutory tax rate of 21% for the three months ended March 31, 2026, primarily due to the change in the fair value of the warrants, conversion event liability, and the valuation allowance on the deferred tax assets.

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the consolidated financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company’s management determined that the United States is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits and underpaid income taxes as income tax expense. There were no unrecognized tax benefits as of March 31, 2026, and December 31, 2025, and the Company recognized $0 in accrued interest and penalties related to unrecognized tax benefits at March 31, 2026, and December 31, 2025, respectively. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. Since the Company was incorporated on March 12, 2021, the evaluation was performed for the 2025, 2024, 2023, 2022 and 2021 tax years, which are the only periods subject to examination.

Risks and Uncertainties

On August 16, 2022, the Inflation Reduction Act of 2022 (the “IR Act”) was signed into federal law. The IR Act provides for, among other things, a new U.S. federal 1% Excise Tax on certain repurchases of stock by publicly traded U.S. domestic corporations and certain U.S. domestic subsidiaries of publicly traded foreign corporations occurring on or after January 1, 2023. The excise tax is imposed on the repurchasing corporation itself, not its shareholders from which shares are repurchased. The amount of the excise tax is generally 1% of the fair market value of the shares repurchased at the time of the repurchase. However, for purposes of calculating the excise tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year. In addition, certain exceptions apply to the excise tax.

The U.S. Department of the Treasury (the “Treasury”) has authority to provide regulations and other guidance to carry out, and prevent the abuse or avoidance of, the excise tax. On December 27, 2022, the Treasury published Notice 2023-2 as interim guidance until the publication of forthcoming proposed regulations on the excise tax. During the second quarter of 2024, the IRS issued final regulations with respect to the timing and payment of the excise tax.

INTEGRATED RAIL & RESOURCES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2026 (UNAUDITED)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

On November 24, 2025, the Treasury Department and Internal Revenue Service issued final regulations regarding the application of the excise tax on repurchases of corporate stock. The final regulations generally allow a scope exception for companies that completed their initial public offering prior to August 16, 2022 and completed stock repurchases pursuant to unilateral put rights occurring after December 31, 2022.

As of March 31, 2026 and December 31, 2025, the Company is reporting $3,283,971 and $3,215,098, respectively, in excise taxes and related interest and penalties on the condensed consolidated balances sheets.

The Company intends to file amended excise tax returns seeking a reversal of the excise tax liability and related interest and penalties. The Company has not recorded any adjustments to the excise taxes for this change in regulations.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s condensed consolidated financial statements.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of March 31, 2026 and December 31, 2025.

Investments Held in Trust Account

Upon the close of the Business Combination on December 12, 2025, the Trust Account was liquidated with the Company receiving $280,694, net of expenses paid to the trustee.

INTEGRATED RAIL & RESOURCES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2026 (UNAUDITED)

NOTE 3 - RELATED PARTY TRANSACTIONS

Founder Shares

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

Related Party Loans

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

On February 8, 2024, the Company issued an additional unsecured promissory note to Trident, pursuant to which the Company is entitled to borrow up to an aggregate principal amount of $750,000 from Trident in order to fund costs reasonably related to an initial Business Combination for the Company, including without limitation both the daily operations of the Company prior to an initial Business Combination and potential monthly extensions to the time period for the Company to enter into and complete an initial Business Combination. All unpaid principal under the promissory Note was due and payable in full on the earlier of (i) November 15, 2024 or (ii) the date on which the Company consummates an initial Business Combination. On January 10, 2025, the Company amended and restated the promissory note to amend the Maturity Date (as defined in the promissory note) to the earlier of (i) May 15, 2025 or (ii) the date on which the Company consummates an initial Business Combination. In connection with the approval of the May 2025 Extension Amendment Proposal, the Company amended and restated the unsecured promissory note to Trident to amend the Maturity Date (as defined in the unsecured promissory note) to the earlier of (i) July 15, 2025 or (ii) the date on which the Company consummates an initial Business Combination

INTEGRATED RAIL & RESOURCES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2026 (UNAUDITED)

NOTE 3 - RELATED PARTY TRANSACTIONS – Continued

On February 10, 2025, the Company issued an additional unsecured promissory note to Trident, pursuant to which the Company was entitled to borrow up to an aggregate principal amount of $1,350,000 from Trident in order to fund costs reasonably related to an initial Business Combination for the Company, including without limitation both the daily operations of the Company prior to an initial Business Combination and potential monthly extensions to the time period for the Company to enter into and complete an initial Business Combination. All unpaid principal under the promissory note was due and payable in full on the earlier of (i) May 15, 2025, or (ii) the date on which the Company consummates an initial Business Combination.

On July 14, 2025, the Company amended and restated the unsecured promissory notes to Trident to amend the Maturity Date to the earlier of (i) September 15, 2025 or (ii) the date on which the Company consummates an initial Business Combination. No interest accrues on the unpaid principal balance of the promissory note. As of the filing of this Form 10-Q, the principal amount on the notes to Trident have not been repaid.

At March 31, 2026 and December 31, 2025, the Company reported the notes payable to Trident as Notes Payable – related parties of $2,043,710, on the condensed consolidated balance sheets.

Endeavor has advanced the Company funds for the payment of working capital. As of March 31, 2026 and December 31, 2025, the Company reported $69,028 and $47,319 as due to Endeavor on the condensed consolidated balance sheets. The advances from Endeavor are non-interest bearing and payable in conjunction with the $12 million Promissory Note to Sellers.

On April 13, 2023, the Company issued an unsecured promissory note to the Sponsor (“Note Payable—Sponsor”), pursuant to which the Company was entitled to borrow up to an aggregate principal amount of $4,153,244. On August 14, 2023, the Company amended the original promissory note and increased the borrowing limit up to $8,400,000 from the Sponsor to fund costs related to the extension of the date by which the Company must consummate an initial Business Combination pursuant to the Amended and Restated Certificate of Incorporation. These borrowings from the Sponsor are non-interest bearing and were due upon consummation of the Company’s Business Combination. As of March 31, 2026 and December 31, 2025, the Company has borrowed and owes $5,228,173 and $5,273,225 under the Note Payable—Sponsor, respectively. As of the filing of this Form 10-Q, the principal amount on the notes to the Sponsor have not been repaid.

On September 14, 2023, the Company issued an unsecured non-interest bearing promissory note to the Sponsor (“Working Capital Loan—Related Party”), pursuant to which the Company was entitled to borrow up to an aggregate principal amount of $17,935 from the Lender in order to fund costs reasonably related to an initial Business Combination for the Company. All unpaid principal under the promissory note was due and payable in full the date on which the Company consummated its initial Business Combination. At March 31, 2026 and December 31, 2025, the Company reported $17,935 as Working Capital Loan – Related Party on the consolidated balance sheets. As of the filing of this Form 10-Q, the principal amount on this note to the Sponsor has not been repaid.

A related party of the Company has paid operating expenses on behalf of the Company. These amounts were reflected on the consolidated balance sheets as Advances from Related Parties. The advances are non-interest bearing and are payable on demand. As of March 31, 2026 and December 31, 2025, the Company had an outstanding balance under advances from related parties of $100,770.

INTEGRATED RAIL & RESOURCES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2026 (UNAUDITED)

NOTE 3 - RELATED PARTY TRANSACTIONS – Continued

On October 11, 2024, the Company issued a convertible promissory note in the principal amount of $1,500,000 to B H, Inc. The note provided for automatic conversion into 355,000 shares of the Company’s Common Stock upon the closing of the Business Combination. On April 3, 2026, the Company converted the outstanding Promissory Notes held by B H, Inc. into common stock.

In October 2025, the Company issued convertible promissory notes in the aggregate principal amount of $400,000 to Paul Gonzalez. The notes provided for automatic conversion into 80,000 shares of the Company’s Common Stock upon the closing of the Business Combination. On April 3, 2026, the Company converted the outstanding Promissory Notes held by Paul Gonzalez into common stock.

Administrative Services Agreement

The Company entered into an agreement commencing on the date that the Company’s securities were first listed on the New York Stock Exchange through the earlier of consummation of an initial Business Combination or the liquidation, which provides that the Company would pay the Sponsor $10,000 per month for office space, secretarial and administrative services provided to the Company.

At December 31, 2024, the Company owed $120,000 under this agreement. On March 21, 2025, the Sponsor agreed to waive any and all rights to receive any and all current and future payments owed to it by the Company under the agreement. At March 31, 2025, the Sponsor waived $120,000 in administrative services fees which are reflected as a reduction of general and administrative expenses.

NOTE 4 - COMMITMENTS & CONTINGENCIES

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

Underwriting Agreement

The underwriters were due a deferred underwriting commission of $0.35 per unit, or $8,050,000 in the aggregate. Subsequently, the underwriters agreed to a partial waiver of its deferred underwriting commission upon the Company’s closing of its Business Combination totaling $6,300,000. The deferred fee became payable to the underwriters upon the Company completing a Business Combination. At March 31, 2026 and December 31, 2025, balance due of $1,750,000 was reported in accounts payable and accrued expenses on the condensed consolidated balance sheets.

Warrants

The Company accounted for the 20,900,000 warrants issued in connection with the Initial Public Offering (the 11,500,000 Public Warrants and the 9,400,000 Private Placement Warrants) in accordance with the guidance contained in ASC 815-40. Such guidance provided that because the warrants did not meet the criteria for equity treatment thereunder, each warrant must be recorded as a liability. Accordingly, the Company classified the Public and Private Placement Warrants as a liability at its fair value. This liability was subject to re-measurement at each balance sheet date. With each such re-measurement, the warrant liability was adjusted to fair value, with the change in fair value recognized in the Company’s consolidated statements of operations. Upon closing of the Company’s Business Combination on December 12, 2025, the Company’s Public Warrants were reclassified from a liability to equity and the Company’s Private Placement Warrants continued to be classified as a liability on the condensed consolidated balance sheets at March 31, 2026 and December 31, 2025.

Investment Banking Advisory Agreement

The Company entered into an investment banking advisory services agreement in August of 2024 pursuant to which fees will be paid upon the closing of an acquisition during the term of the agreement through 12 months after the termination of the agreement. The Company is contracted to pay, upon consummation of the Business Combination, a cash acquisition fee equal to $1,750,000. The Company incurred this expense upon Closing of its Business Combination and reported a payable on the condensed consolidated balance sheets as at March 31, 2026 and December 31, 2025.

INTEGRATED RAIL & RESOURCES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2026 (UNAUDITED)

NOTE 5 - WARRANT LIABILITIES

The warrants discussed in Note 4 have an exercise price of $11.50 per share, subject to adjustments, and will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation. In addition, if (x) the Company issues additional shares of common stock or equity- linked securities for capital raising purposes in connection with the closing of an initial Business Combination at an issue price or effective issue price of less than $9.20 per share of common stock (with such issue price or effective issue price to be determined in good faith by the board of directors and, in the case of any such issuance to the Sponsor or its affiliates, without taking into account any Founder Shares held by the Sponsor or such affiliates, as applicable, prior to such issuance) (the “Newly Issued Price”), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of the initial Business Combination on the date of the consummation of the initial Business Combination (net of redemptions), and (z) the volume weighted average trading price of the common stock during the 20 trading day period starting on the trading day prior to the day on which the Company consummates its initial Business Combination (such price, the “Market Value”) is below $9.20 per share, the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the higher of the Market Value and the Newly Issued Price, and the $18.00 per share redemption trigger price described under “Redemption of warrants when the price per share of common stock equals or exceeds $18.00” will be adjusted (to the nearest cent) to be equal to 180% of the higher of the Market Value and the Newly Issued Price.

The Private Placement Warrants are identical to the Public Warrants underlying the Units sold in the Initial Public Offering, except that the Private Placement Warrants and the shares of common stock issuable upon exercise of the Private Placement Warrants will not be transferable, assignable or salable until 30 days after the completion of a Business Combination, subject to certain limited exceptions. Additionally, the Private Placement Warrants will be non-redeemable so long as they are held by the initial purchasers or such purchasers’ permitted transferees. If the Private Placement Warrants are held by someone other than the Initial Stockholders or their permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.

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

If the Company calls the warrants for redemption as described above, management will have the option to require all holders that wish to exercise warrants to do so on a “cashless basis.” In determining whether to require all holders to exercise their warrants on a “cashless basis,” management will consider, among other factors, the Company’s cash position, the number of warrants that are outstanding and the dilutive effect on its stockholders of issuing the maximum number of shares of Class A common stock issuable upon the exercise of the warrants. In such event, each holder would pay the exercise price by surrendering the warrants for that number of shares of common stock equal to the quotient obtained by dividing (x) the product of the number of shares of common stock underlying the warrants, multiplied by the difference between the exercise price of the warrants and the “fair market value” by (y) the fair market value. The “fair market value” shall mean the average reported last sale price of the common stock for the 10 trading days ending on the third trading day prior to the date on which the notice of redemption is sent to the holders of warrants.

None of the Private Placement Warrants will be redeemable by the Company so long as they are held by the Sponsor, the affiliates of the Sponsor, or its permitted transferees.

INTEGRATED RAIL & RESOURCES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2026 (UNAUDITED)

NOTE 6 - STOCKHOLDERS’ EQUITY (DEFICIT)

Preferred Stock - The Company is authorized to issue 10,000,000 shares of preferred stock with a par value of $0.0001 per share. At March 31, 2026 and December 31, 2025, there were 64,555 and 0 shares of Series A Convertible Preferred Stock issued and outstanding, respectively, which are reflected as mezzanine equity.

Common Stock - The Company is authorized to issue 200,000,000 shares of Common Stock with a par value of $0.0001 per share. Holders of the Company’s Common Stock are entitled to one vote for each share. At March 31, 2026 and December 31, 2025, there were 6,575,561 shares of Common Stock issued and outstanding.

Warrants - As of March 31, 2026, 11,500,000 Public Warrants were outstanding and classified as equity, and 9,400,000 Private Placement Warrants were outstanding and classified as liabilities. Each warrant entitles the holder to purchase one share of Common Stock at $11.50 per share. The warrants expire five years after the completion of the Business Combination.

Stockholders of record are entitled to one vote for each share of Common Stock held on all matters to be voted on by stockholders.

On November 13, 2024, the holders of the Company’s Class B common stock converted all issued and outstanding shares of Class B common stock (5,750,000 shares), on a one-for-one basis, into shares of Class A common stock. The newly issued shares of Class A common stock continue to be referred to as Founder Shares (discussed in Note 4). As such, the newly issued shares of Class A common stock were not redeemable and continue to carry restrictions regarding their assignment, transference and selling of the shares. Upon closing the Company’s Business Combination, the Company’s Class A common stock converted into the Company’s Common Stock.

NOTE 7 - FAIR VALUE MEASUREMENTS

The following tables presents information about the Company’s financial assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2026 and December 31, 2025, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

March 31, 2026

	Fair Value
Description	Level 1	Level 2	Level 3

Liabilities
Warrant Liability—Private Placement Warrants	$—	$—	$5,546,000

December 31, 2025

	Fair Value
Description	Level 1	Level 2	Level 3

Liabilities
Conversion event liabilities	$—	$—	$726,944
Warrant Liability—Private Placement Warrants	$—	$—	$7,238,000

The Company utilized an independent third party to model the valuation of the conversion event liabilities using a probability weighted calculation valuing the convertible promissory notes with and without the conversion event feature. Included in the model are assumptions related to the Company’s stock price, discount rate, probability of closing on its proposed Business Combination, expected time until closing of its proposed Business Combination, and a market adjustment for the implied probability of closing on its proposed Business Combination.

INTEGRATED RAIL & RESOURCES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2026 (UNAUDITED)

NOTE 7 - FAIR VALUE MEASUREMENTS – Continued

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

The following table provides significant inputs used to determine the fair value of the conversion event liability:

December 31, 2025
Share price	$6.50
Discount rate	14.5%
Probability of close	90.0%
Years to expiration	0.25
Market adjustment for implied probability of acquisition	NA %

The Private Placement Warrants were accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liabilities in the Company’s consolidated balance sheets at March 31, 2026 and December 31, 2025. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liabilities in the statements of operations.

The following table provides significant inputs to the independent third party’s pricing model for the fair value of the Private Placement Warrants at March 31, 2026 and December 31, 2025:

	March 31, 2026	December 31, 2025
Share price	$15.00	$6.50
Exercise price	$11.50	$11.50
Years to expiration	4.70	4.95
Volatility	1.8%	28.0%
Risk-free rate	3.83%	3.66%
Dividend yield	0.00%	0.00%

The following table provides a summary of the changes in the fair value of the Company’s Level 3 financial instruments that are measured at fair value on a recurring basis at March 31, 2026 and December 31, 2025:

	Private Placement Warrants	Conversion Feature
Changes in fair value of financial liabilities measured with level 3:
January 1, 2026	$7,238,000	$726,944
Change in fair value	(1,692,000)	(726,944)
March 31, 2026	$5,546,000	$—

	Private Placement Warrants	Public Warrants	Conversion Feature
Changes in fair value of financial liabilities measured with level 3:
January 1, 2025	$1,880,000	$2,300,000	$684,887
Initial value of October 2025 Conversion Event Liability	—	—	105,570
Reclassification from a liability classification to equity	—	(11,500,000)	—
Reclassification of Public Warrants to Level 3	—	—	—
Change in fair value	5,358,000	9,200,000	(63,513)
December 31, 2025	$7,238,000	$—	$726,944

INTEGRATED RAIL & RESOURCES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2026 (UNAUDITED)

NOTE 8 - SEGMENT INFORMATION

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

On December 12, 2025, the Company closed on its Business Combination and is no longer a blank check company. The Company owns certain oil and gas assets at Asphalt Ridge, northeastern Utah, and intends to upgrade and bring its Facility online to process and refine feedstock oil. The Company has not commenced revenue-generating operations, has no operating revenue, and all activity relates to post-Business Combination integration, general Facility operating costs, capital raising, and development of the Facility.

The CODM has determined that consolidated net income or loss is the primary measure of segment profit or loss. As the Company has no operating revenue and no capabilities of generating cash, operating expenses are reviewed and monitored by the CODM to manage and forecast cash and to ensure sufficient capital is available to complete a Business Combination within the Combination Period. The CODM also reviews operating expenses to manage, maintain and enforce all contractual agreements to ensure costs are aligned with all agreements and budget. Operating expenses are considered the Company’s primary significant expenses. The measure of segment assets is reported on the condensed consolidated balance sheets as total assets.

The following table provides the significant expenses and other expenses that are regularly provided to the CODM and included in segment profit or loss.

	For the Three Months Ended March 31,
	2026	2025
Operating expenses	$(2,566,394)	$(1,035,602)
Excise tax interest and penalties	$(68,873)	$(288,390)
Provision for income taxes	$(489)	$(5,851)
Interest expense, net	$—	$(162,092)
Change in fair value of warrant liabilities	$1,692,000	$(1,881,000)
Change in fair value of conversion event liability	$726,944	$(12,656)

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

The provision for income taxes is reviewed by the CODM as other expenses of the Company. Income taxes were an expense that is payable with earnings from the Trust Account. The CODM monitored earnings in the Trust Account to ensure there are sufficient earnings available to pay the Company’s income taxes.

NOTE 9 - SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based upon this review, other than stated below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

On April 7, 2026, the Company paid the Internal Revenue Service (the “IRS”) approximately $343,000 to satisfy the outstanding corporate income tax liability consisting of taxes due from December 31, 2024, and associated penalties and interest.

On April 8, 2026, the Company submitted an amended Form 720 tax return for the period ending December 31, 2023. The amended tax return addresses the excise tax for redemptions of corporate stock and looks to take advantage of recent Treasury and IRS final regulations pertaining to possible limited relief from stock repurchase excise taxes. The excise tax was incurred while the Company was organized as a SPAC.

On April 3, 2026, the Company converted the outstanding Promissory Notes held by B H, Inc. and Paul Gonzalez into Common Stock, resulting in a reduction of Promissory Notes outstanding by $1,900,000 and increasing our common stock by 435,000 shares outstanding.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

References in this report (the “Quarterly Report”) to “we,” “us,” “our,” or the “Company” refer to Integrated Rail & Resources Inc. and its consolidated subsidiaries. References to “TSII” refer to Tar Sands Holdings II, LLC, our wholly owned subsidiary. References to the “Sponsor” refer to DHIP Natural Resources Investments, LLC. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and the notes thereto contained elsewhere in this Quarterly Report, as well as the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2025. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Overview

Integrated Rail & Resources Inc. is an energy infrastructure and processing company focused on repurposing and upgrading legacy oil sands and refining assets to support third-party feedstock processing and refined-product delivery. The Company is a Delaware corporation that, in 2025, consummated the Business Combination with TSII. Its core assets are located at Asphalt Ridge in northeastern Utah, one of the largest and most accessible oil sands deposits in the United States, where the Company owns 760 acres of fee-simple land, a permitted open-pit mine, and an existing large-scale extraction, refining and terminaling facility in Vernal, Utah (the “Facility”). With the planned equity and debt capital raises following the Business Combination, together with commitments under the Shell Commitment Agreement, the Company intends to upgrade and bring its existing Facility online to process and refine third-party crude feedstock into products meeting customer specifications. The expected In-Service Date for the Facility is during the second half of 2027.

Business Combination

On December 12, 2025, the Company consummated its Business Combination with TSII pursuant to the Merger Agreement. The Business Combination was accounted for as an asset acquisition in accordance with ASC 805-10-55. Prior to the Business Combination, the Company (then Integrated Rail and Resources Acquisition Corp.) was a Special Purpose Acquisition Company (“SPAC”). As a result, the Company’s historical financial results prior to the Business Combination reflect the operations of the SPAC, and the financial results after the Business Combination reflect the combined operations. Upon close of the Business Combination, the trust account was terminated and the remaining funds were transferred to the Company’s operating bank account.

PIPE Investment

On January 23, 2026, the Company entered into a Securities Purchase Agreement with Creto IRRX PIPE Investment, LLC (“Creto”) for the sale of Series A Convertible Preferred Stock. Creto invested $2,550,000 on January 23, 2026, $2,750,000 on February 6, 2026, and $450,000 on March 23, 2026 and acquired an aggregate of 57,500 Series A Preferred Stock. The Series A Convertible Preferred Stock is convertible into shares of Common Stock pursuant to a Certificate of Designations. Key covenants include information and “blue sky” undertakings, use of proceeds aligned to an agreed operating budget, and maintenance of sufficient authorized common stock for full conversion.

Series A Preferred Stock Issued to Creditor

In February 2026, one of the Company’s creditors agreed to receive 7,055 shares of the Company’s Series A Preferred Stock as payment for $705,589 of the Company’s payables. The Series A Convertible Preferred Stock is convertible into shares of Common Stock pursuant to a Certificate of Designations. Key covenants include information and “blue sky” undertakings, use of proceeds aligned to an agreed operating budget, and maintenance of sufficient authorized common stock for full conversion.

Results of Operations

Prior to the close of the business combination, the Company was a SPAC and had neither engaged in any operations nor generated any operating revenues. Our only activities from inception through December 12, 2025 were organizational activities and those necessary to prepare for the Initial Public Offering and an initial Business Combination. We generated non-operating income in the form of interest income on marketable securities held in the Trust Account after the Initial Public Offering. After the close of the business combination, we have not generated any operating revenue.

For the three months ended March 31, 2026, we had net loss of $206,812, which consisted of a change in fair value of warrant liabilities of $1,692,000, change in fair value of the conversion even liability $726,944 and rental income of $10,000, partially offset by operating costs of $2,566,394 and excise tax interest and penalties of $68,873.

For the three months ended March 31, 2025, we had a net loss of $3,351,335, which consisted of change in fair value of warrant liabilities of $1,881,000, operating costs of $1,035,602, excise tax interest and penalties of $288,390, interest expense of $162,092, change in fair value of conversion event of $12,656, and a provision for income taxes of $5,851, partially offset by the interest and income earned on cash and investment in the Trust Account of $34,256.

Liquidity and Capital Resources

At March 31, 2026, we had $2,553,946 in cash and a working capital deficit of $30,932,044.

For the three months ended March 31, 2026, cash used in operating activities was $3,544,876. Net loss of $206,812 was affected by change in fair value of warrant liabilities of $1,692,000, change in fair value of conversion event liability of $726,944, offset by accretion of asset retirement obligation $10,244 and amortization of right to use assets of $367. Changes in operating assets and liabilities used $929,731 of cash from operating activities.

For the three months ended March 31, 2025, cash used in operating activities was $1,004,734. Net loss of $3,351,335 was affected by change in fair value of Warrant Liabilities of $1,881,000, interest and income on cash and Trust Account investments of $34,256, interest expense of $162,092 and change in fair value of conversion event liability of $12,656. Changes in operating assets and liabilities provided $325,109 of cash from operating activities.

For the three months ended March 31, 2026, cash provided by investing activities was $0.

For the three months ended March 31, 2025, cash used in investing activities was $150,000 affected by cash deposited in Trust Account.

For the three months ended March 31, 2026, cash provided by financing activities was $5,726,657, primarily consisting of proceeds from issuance of preferred stock of $5,750,000, proceeds from advances from Endeavor of $21,709 offset by, repayment of Promissory Note due to Sponsor of $45,052.

For the three months ended March 31, 2025, cash provided by financing activities was $1,339,000 affected by proceeds from note payable from a related party of $1,350,000 and repayment of note payable with a related party of $11,000.

We intend to finance operations and the restoration of the Facility through a combination of proceeds from the PIPE investment, additional equity and debt financing, and potential future revenue from the Shell Commitment Agreement once the Facility achieves its In-Service Date.

At March 31, 2026, we had cash of $2,553,946 and material cash requirements including promissory notes and other obligations outstanding, including a Note Payable due to the Sponsor of $5,228,173, Notes Payable due to related parties of $2,043,710, a Promissory Note to Sellers of $12,000,000, investment banking financing fees of $1,750,000, accrued excise tax of $3,283,971 and other accrued liabilities.

We anticipate that we will continue to incur net losses into the foreseeable future as we invest in upgrading our Facility, complete permitting, and prepare for commencement of commercial operations. We have based our anticipated operating capital requirements on assumptions that may prove to be incorrect, and we may use all our available capital resources sooner than we expect.

We have incurred and expect to continue to incur significant costs in pursuit of financing after our acquisition on December 12, 2025. There are no assurances that such additional capital will ultimately be available. In connection with our assessment of going concern considerations in accordance with FASB ASC 205-40, “Presentation of Financial Statements - Going Concern,” management believes its current cash position and planned fundraising activities will be sufficient to allow us to meet our obligations as they become due within one year from the date these financial statements are issued. However, management has determined that these factors raise substantial doubt about our ability to continue as a going concern for the next twelve months from the issuance of these condensed consolidated financial statements. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. Management plans to raise funds through a public offering and will continue its efforts to consummate such a financing.

Off-Balance Sheet Financing Arrangements

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

Contractual Obligations

As of March 31, 2026, we have promissory notes and other obligations outstanding, including a Note Payable due to the Sponsor of $5,228,173, Notes Payable due to related parties of $2,043,710, a Promissory Note to Sellers of $12,000,000, investment banking financing fees of $1,750,000, and other accrued liabilities of $12,250,442.

The Company incurred an investment banking merger and acquisition advisory fee of $1,750,000 upon closing of the Business Combination, which is reported as a payable on the consolidated balance sheet. The investment banking advisory fee balance at March 31, 2026 was $1,562,383.

Critical Accounting Estimates

Derivative Liabilities

In determining the fair value of the Warrants and conversion event, expected share-price volatility, expected time to consummating a business combination, risk-free interest rate, discount rate, probability of closing on a business combination, and a market adjustment for an implied probability of closing on a business combination are utilized. The Company estimates the volatility, probability of closing on a business combination and market adjustment for implied probability of closing on a business combination based on a set of peer companies. The Company estimates common stock based on historical volatility that matches the expected remaining life of the warrants. The fair value of the warrant liabilities and conversion event liability is subject to change in future periods based on the underlying assumptions and changes in market data.

Asset Retirement Obligations

The Asset retirement obligation (“ARO”) consists of future land reclamation expenses on open mine properties. The fair value of the ARO was recorded as a liability in the period in which the mine was acquired with a corresponding increase in the carrying amount of asset retirement costs of the assets. The liability is accreted for the change in its present value each period based on the expected dates that the mine will be required to be reclaimed. The future estimated reclamation cost was determined to be $796,000, discounted over an estimated life of 10 years using a credit-adjusted risk-free rate of 7.46%.

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material adverse effect on the Company’s consolidated financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this Item.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2026. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective due to the material weakness in internal control over financial reporting described in our Annual Report on Form 10-K for the year ended December 31, 2025, relating to inadequate controls around the calculation of amounts due and payment of funds from the Trust Account to redeeming shareholders. We are committed to maintaining a strong internal control environment and are implementing remediation measures, which include steps to increase dedicated personnel, improve reporting processes, design and implement new controls, and enhance related supporting technology. We will consider the material weakness remediated after the applicable controls operate for a sufficient period of time, and management has concluded, through testing, that the controls are operating effectively.

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the fiscal quarter ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Changes in Internal Control Over Financial Reporting

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

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

Except as set forth above, as of the date of this Quarterly Report, we are not a party to any other legal proceedings the outcome of which, if determined adversely to us, would individually or in the aggregate have a material adverse effect on our business, financial condition, and results of operations. Regardless of outcome, litigation and other legal and administrative proceedings can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors.

ITEM 1A. RISK FACTORS

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025, filed with the U.S. Securities and Exchange Commission (the “SEC”) on April 1, 2026. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2025. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

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

In February 2026, one of the Company’s creditors agreed to receive 7,055 shares of the Company’s Series A Convertible Preferred Stock as payment for $705,589 of the Company’s payables. The issuances were made in a private placement without registration, in reliance on Section 4(a)(2) of the Securities Act and/or Regulation D, based on the nature of the offering, investor sophistication, and absence of general solicitation, as reflected by the restrictive legends and acknowledgments regarding resale limitations. Notices and enforcement provisions were standard for a privately placed convertible note.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

During the fiscal quarter ended March 31, 2026, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each such term is defined in Item 408(a) of Regulation S-K.

ITEM 6. EXHIBITS

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
3.1	Amended & Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on February 20, 2026).
3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K filed with the SEC on February 20, 2026).
10.1	Securities Purchase Agreement, dated January 23, 2026, by and between Integrated Rail & Resources Inc. and Creto IRRX PIPE Investment, LLC. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on February 20, 2026, File No. 000-56805).
10.2	Registration Rights Agreement, dated January 23, 2026, by and between Integrated Rail & Resources Inc. and Creto IRRX PIPE Investment, LLC (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on February 20, 2026, File No. 000-56805).
10.3	Sponsor Letter Agreement , dated January 23, 2026, by and between Integrated Rail & Resources Inc., DHIP Natural Resources Investments, LLC, Creto IRRX PIPE Investment, LLC and each of the “Insiders” party thereto. (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on February 20, 2026, File No. 000-56805).
10.4	Securities Purchase Agreement, dated March 9, 2026, by and between Integrated Rail & Resources Inc. and B H, Inc. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on March 17, 2026, File No. 000-56805).
10.5	Joinder to Registration Rights Agreement, dated March 9, 2026, by and between Integrated Rail & Resources Inc. and B H, Inc. (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on March 17, 2026, File No. 000-56805).
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document-the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*	Filed herewith.

**	These certifications are furnished to the SEC pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, nor shall they be deemed incorporated by reference in any filing under the Securities Act of 1933, except as shall be expressly set forth by specific reference in such filing.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTEGRATED RAIL & RESOURCES INC.

Date: May 15, 2026	By:	/s/ Brian M. Feldott
	Name:	Brian M. Feldott
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: May 15, 2026	By:	/s/ Christopher S. Greenwood
	Name:	Christopher S. Greenwood
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)