Form 10-Q
period 2026-06-30
INTEGRATED RAIL & RESOURCES INC.
filed 2026-08-13
CIK 2044112

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

As of August 13, 2026, there were 7,010,561 shares of Common Stock, par value $0.0001 per share, issued and outstanding.

INTEGRATED RAIL & RESOURCES INC. Quarterly Report on Form 10-Q

 i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q for the period ended June 30, 2026 (the “Quarterly Report”) contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements relate to future events and include, without limitation, statements about: our ability to raise additional equity and debt capital to fund operations and the restoration of our Facility; the expected timeline for achieving the In-Service Date for our Facility, currently expected during the second half of 2027; our ability to successfully restore, upgrade, and operate our extraction, refining, and terminaling facility in Vernal, Utah; our expectations regarding the Crude Oil Supply, Offtake, and Processing Agreement with Shell Trading (US) Company (“STUSCO”), including the commencement of operations under that agreement and the satisfaction of conditions precedent; our liquidity position and ability to fund operations and meet our obligations for at least the next twelve months; management’s assessment of going concern and our ability to continue as a going concern; our ability to repay or refinance amounts due under the Promissory Note to Endeavor Capital Group, LLC, including amounts secured by the Deed of Trust; the adequacy of our internal control over financial reporting and our plans to remediate the identified material weakness; the outcome of pending or threatened litigation; our expected capital expenditures, operating costs, and other contractual obligations; and our future financial performance, results of operations, and competitive position. We have attempted to identify forward-looking statements by using terminology such as “anticipates,” “believes,” “expects,” “can,” “continue,” “could,” “estimates,” “intends,” “may,” “plans,” “potential,” “predict,” “should,” “will,” “would” or the negative of these terms or other comparable terminology. These statements are only predictions; uncertainties and other factors may cause our actual results, levels of activity, performance, or achievements to be materially different from any future results, levels of activity, performance, or achievements expressed or implied by these forward-looking statements. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance, or achievements. Our expectations are as of the date this Quarterly Report is filed, and we do not intend to update any of the forward-looking statements after the date this Quarterly Report is filed to conform these statements to actual results, unless required by law.

You should not place undue reliance on forward-looking statements. The forward-looking statements contained in this Quarterly Report are subject to substantial risks and uncertainties that could cause actual results to differ materially from those expressed or implied. These risks and uncertainties include, among others: our need for substantial additional capital to fund the restoration and operation of our Facility, and the risk that such capital may not be available on acceptable terms or at all; uncertainties regarding the timeline, cost, and successful completion of the Facility restoration; our dependence on the STUSCO agreement and the risk that conditions precedent may not be satisfied or that STUSCO may terminate the agreement; our limited operating history as a combined company following the Business Combination in December 2025; volatility in crude oil prices and demand for refined petroleum products; risks associated with oil sands extraction and refining operations, including environmental, regulatory, and operational risks; our ability to obtain and maintain required permits and regulatory approvals; our ability to repay or refinance the Promissory Note to Endeavor, which is secured by a Deed of Trust on our core operating assets; our ability to successfully remediate the material weakness in our internal control over financial reporting; management’s assessment that substantial doubt exists about our ability to continue as a going concern; the outcome of pending litigation and potential future claims; our ability to attract and retain qualified personnel; the accuracy of our estimates and judgments, including those related to asset retirement obligations, fair value, and impairment; dilution from future equity issuances; and other risks and uncertainties described under “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2025 (the “Annual Report”), which was filed with the Securities and Exchange Commission (the “SEC”) on April 1, 2026, and Part II, Item 1A of this Quarterly Report. You should carefully consider that information before you make an investment decision.

These and other factors discussed in this Quarterly Report could cause results to differ materially from those expressed in any forward-looking statements made by us or on our behalf. Given these uncertainties, you should not place undue reliance on forward-looking statements. Forward-looking statements speak only as of the date they are made, and we do not undertake any obligation to update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise, except as required by law.

 ii

INTEGRATED RAIL & RESOURCES INC.

FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2026	December 31, 2025
	(Unaudited)
Assets
Current Assets:
Cash	$1,121,499	$372,165
Total Current Assets	1,121,499	372,165
Construction in process	15,400,913	15,400,913
Land	6,635,932	6,635,932
Restricted cash and cash equivalents	811,084	811,084
Right of use assets	38,177	38,911
Total Assets	$24,007,605	$23,259,005

Liabilities, Preferred Stock and Stockholders’ Deficit
Current Liabilities
Accounts payable and accrued expenses	$8,920,927	$8,564,195
Accounts payable – related party	240,000	1,455,589
Accrued franchise tax	282,369	182,369
Accrued excise tax	—	3,215,098
Income taxes payable	—	342,651
Advances from related parties	100,770	100,770
Notes Payable—Sponsor	5,118,173	5,273,225
Notes Payable—related parties	2,043,710	2,043,710
Convertible promissory notes	—	1,900,000
Conversion event liability	—	726,944
Working Capital Loan—related party	17,935	17,935
Due to Endeavor	78,463	47,319
Promissory Note to Sellers	12,000,000	12,000,000
Lease liability, current	1,488	1,449
Total Current Liabilities	28,803,835	35,871,254
Asset retirement obligation	577,485	556,884
Lease liability, non-current	36,375	37,138
Surety reclamation deposit	308,848	308,848
Warrant liability	5,546,000	7,238,000
Total Liabilities	35,272,543	44,012,124

Commitments and Contingencies (Note 9)

Preferred Stock, $0.0001 par value; 10,000,000 shares authorized, 64,555 and 0 shares issued and outstanding at June 30, 2026 and December 31, 2025, respectively	6,455,589	—

Stockholders’ Deficit:
Common Stock, $0.0001 par value; 200,000,000 shares authorized, 7,010,561 and 6,575,561 shares issued and outstanding at June 30, 2026 and December 31, 2025, respectively	702	658
Additional paid-in capital	21,768,299	19,868,343
Accumulated deficit	(39,489,528)	(40,622,120)
Total Stockholders’ Deficit	(17,720,527)	(20,753,119)

Total Liabilities, Preferred Stock and Stockholders’ Deficit	$24,007,605	$23,259,005

INTEGRATED RAIL & RESOURCES INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
EXPENSES
General and administrative	$(1,445,029)	$(449,001)	$(3,694,381)	$(1,484,603)
Compensation expense	(444,372)	—	(716,512)	—
Operations and maintenance	(4,078)	—	(11,911)	—
Other operating expenses	(60,357)	—	(97,426)	—
Loss from Operations	(1,953,836)	(449,001)	(4,520,230)	(1,484,603)

Other Income (Expense)
Rental income	6,000	—	16,000	—
Interest and income earned on cash and trust investments	3,269	22,297	3,269	56,553
Interest expense	—	(54,629)	—	(216,721)
Change in fair value of warrant liabilities	—	(7,607,000)	1,692,000	(9,488,000)
Change in fair value of conversion event liability	—	(5,335)	726,944	(17,991)
Excise tax interest and penalties	818,962	(110,045)	750,089	(398,435)
Total Other Income (Expense), net	828,231	(7,754,712)	3,188,302	(10,064,594)

Loss before provision for income taxes	(1,125,605)	(8,203,713)	(1,331,928)	(11,549,197)
Provision for income taxes	—	(3,085)	(489)	(8,936)
Net Loss	$(1,125,605)	$(8,206,798)	$(1,332,417)	$(11,558,133)

Weighted average shares outstanding of Common Stock	7,001,001	—	6,789,456	—
Basic and diluted net loss per share, Common Stock	$(0.19)	$—	$(0.24)	$—

Weighted average shares outstanding of redeemable Class A Common Stock	—	137,715	—	193,378
Basic and diluted net loss per share, redeemable Class A Common Stock	$—	$(1.39)	$—	$(1.94)

Weighted average shares outstanding of non-redeemable Class A and Class B Common Stock	—	5,750,000	—	5,750,000
Basic and diluted net loss per share, non-redeemable Class A and Class B Common Stock	$—	$(1.39)	$—	$(1.94)

INTEGRATED RAIL & RESOURCES INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2026

	Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficit

Balance - January 1, 2026	6,575,561	$658	$19,868,343	$(40,622,120)	$(20,753,119)
Net loss	—	—	—	(206,812)	(206,812)
Balance - March 31, 2026	6,575,561	658	19,868,343	(40,828,932)	(20,959,931)
Conversion of convertible promissory notes to common stock	435,000	44	1,899,956	—	1,900,000
Reversal of accrued excise tax on common stock redemptions	—	—	—	2,465,009	—
Net loss	—	—	—	(1,125,605)	(1,125,605)
Balance - June 30, 2026	7,010,561	$702	$21,768,299	$(39,489,528)	$(17,720,527)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2025

	Common Stock		Class A Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance – January 1, 2025	—	$—	5,750,000	$575	$—	$(25,489,533)	$(25,488,958)
Remeasurement of Common Stock subject to redemption	—	—	—	—	—	(166,346)	(166,346)
Net loss	—	—	—	—	—	(3,351,335)	(3,351,335)
Balance – March 31, 2025	—	—	5,750,000	575	—	(29,007,214)	(29,006,639)
Remeasurement of Common Stock subject to redemption	—	—	—	—	—	(71,611)	(166,346)
Accrued excise tax on Common Stock redemptions	—	—	—	—	—	(30,267)	(30,267)
Net loss	—	—	—	—	—	(8,206,798)	(8,206,798)
Balance – June 30, 2025	—	$—	5,750,000	$575	$—	$(37,315,890)	$(37,315,315)

INTEGRATED RAIL & RESOURCES INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Six Months Ended June 30,
	2026	2025
Cash Flows from Operating Activities:
Net loss	$(1,332,417)	$(11,558,133)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest expense	—	216,722
Change in fair value of conversion event feature	(726,944)	17,991
Amortization of right of use asset	734	—
Accretion of asset retirement obligation	20,601	—
Interest and income earned on Trust Account investments	—	(56,552)
Change in fair value of warrant liabilities	(1,692,000)	9,488,000
Changes in Operating Assets and Liabilities:
Accounts payable and accrued expenses	(153,268)	176,976
Lease liability	(724)	—
Accrued franchise tax	100,000	(13,283)
Accrued excise tax	(750,089)	398,435
Income tax payable	(342,651)	8,936
Net Cash Used in Operating Activities	(4,876,758)	(1,320,908)

Cash Flows from Investing Activities:
Cash deposited into Trust Account	—	(210,000)
Cash withdrawn from Trust Account for payment to redeeming stockholders	—	2,765,802
Transfer of funds held in Trust Account for payment of taxes	—	72,283
Net Cash Provided by Investing Activities	—	2,628,085

Cash Flows from Financing Activities:
Repayment of promissory note—Sponsor	(155,052)	—
Proceeds from Note Payable—related party	—	1,450,000
Repayment of Note Payable—related party	—	(11,000)
Proceeds from issuance of preferred stock	5,750,000	—
Proceeds from promissory note – third party	31,144	—
Payment to redeeming stockholders	—	(2,765,802)
Net Cash Provided by (Used in) Financing Activities	5,626,092	(1,326,802)

Net Change in Cash and Restricted Cash	749,334	(19,625)
Cash and Restricted Cash – Beginning of Period	1,183,249	39,938
Cash and Restricted Cash – End of Period	$1,932,583	$20,313

Supplemental Disclosure of Noncash Investing and Financing Activities:
Income taxes paid	$343,140	$—
Remeasurement of Common Stock subject to redemption	$—	$237,957
Accrued excise tax on Common Stock redemptions	$—	$30,267
Payable to redeeming stockholders	$—	$233,624
Reversal of accrued excise tax on common stock redemptions	$2,465,009	$—
Conversion of convertible promissory notes to common stock	$1,900,000	$—

INTEGRATED RAIL & RESOURCES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2026 (UNAUDITED)

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

On December 12, 2025 (the “Closing Date”), the Company consummated a business combination pursuant to an agreement and plan of merger, dated as of August 12, 2024 (as amended by that certain Amendment to and Waiver of Agreement and Plan of Merger, dated November 8, 2024, that certain Second Amendment to Agreement and Plan of Merger, dated December 31, 2024, that certain Waiver to Agreement and Plan of Merger, dated April 30, 2025, that certain Third Amendment to Agreement and Plan of Merger, dated May 14, 2025, that certain Fourth Amendment to Agreement and Plan of Merger, dated July 14, 2025, that certain Fifth Amendment to Agreement and Plan of Merger, dated September 15, 2025, and that certain Sixth Amendment to Agreement and Plan of Merger, dated December 12, 2025), by and among Integrated Rail and Resources Acquisition Corp., a Delaware corporation, Uinta Infrastructure Group Corp., a Delaware corporation, Uinta Lower Holdings, Inc., a Delaware corporation and wholly owned subsidiary of Uinta Infrastructure Group Corp., Uinta Merger Co., a Delaware corporation and wholly owned subsidiary of Uinta Infrastructure Group Corp., Uinta Merger LLC, a Delaware limited liability company and wholly owned subsidiary of Uinta Lower Holdings, Inc., Tar Sands Holdings II, LLC, a Utah limited liability company, and Endeavor Capital Group, LLC, (“Endeavor”) as company member representative. Pursuant to the terms of the agreement, the business combination between Integrated Rail and Resources Acquisition Corp. and Tar Sands Holdings II, LLC was effected through (i) the merger of Uinta Merger Co. with and into Integrated Rail and Resources Acquisition Corp., with Integrated Rail and Resources Acquisition Corp. continuing as the surviving entity and a wholly owned subsidiary of Uinta Infrastructure Group Corp. (the “SPAC Merger”), and (ii) the merger of Uinta Merger LLC with and into Tar Sands Holdings II, LLC, with Tar Sands Holdings II, LLC continuing as the surviving entity and a wholly owned subsidiary of Uinta Lower Holdings, Inc. (the “Company Merger” and, together with the SPAC Merger, the “Mergers”). The transactions contemplated by the agreement, including the Mergers and the related transactions, are collectively referred to herein as the “Business Combination”. Upon consummation of the business combination, Uinta Infrastructure Group Corp., became the public reporting company and was renamed Integrated Rail & Resources Inc., and TSII became a wholly owned subsidiary of Uinta Lower Holdings, Inc. For accounting purposes, the business combination was treated as an asset acquisition in accordance with ASC 805-10-55, as substantially all of the fair value of the gross assets acquired was concentrated in a single identifiable asset or group of similar identifiable assets.

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

JUNE 30, 2026 (UNAUDITED)

NOTE 1 - DESCRIPTION OF ORGANIZATION, BUSINESS OPERATIONS, AND GOING CONCERN - Continued

Liquidity and Going Concern

At June 30, 2026, the Company had $1,121,499 in cash and a working capital deficit of $27,682,336.

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

In connection with the Company’s assessment of going concern considerations in accordance with FASB ASC 205-40, “Presentation of Financial Statements - Going Concern,” management believes its current cash position and planned fundraising activities will be sufficient to allow the Company to meet its obligations as they become due within one year from the date these financial statements are issued. However, management has determined that these factors raise substantial doubt about the Company’s ability to continue as a going concern for the next twelve months from the issuance of these consolidated financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. Management plans to raise funds through a public offering and will continue its efforts to consummate such a financing. However, there can be no assurance that additional financing will be available on acceptable terms, or at all.

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

The interim results for the three and six months ended June 30, 2026 are not necessarily indicative of the results to be expected for the year ending December 31, 2026 or for any future interim periods.

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

JUNE 30, 2026 (UNAUDITED)

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

JUNE 30, 2026 (UNAUDITED)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

Net Loss Per Common Stock

Net loss per common stock is computed by dividing net loss excluding accrued preferred stock dividends, by the weighted average number of shares of common stock outstanding for the period. For the three and six months ended June 30, 2025, the Company had two classes of common stock outstanding. The Company applied the two-class method in calculating net loss per common stock. Accretion associated with the redeemable shares of Class A common stock is excluded from loss per common stock as the redemption value approximates fair value. For the three and six months ended June 30, 2026, the Company had only Common Stock outstanding.

The Company has not considered the effect of the warrants sold in the Initial Public Offering and private placement to purchase an aggregate of 20,900,000 shares in the calculation of diluted loss per share since the exercise of the warrants are contingent upon the occurrence of future events. As a result, diluted loss per share is the same as basic loss per share for the periods presented. As of June 30, 2026 and 2025, the Company did not have any dilutive securities or other contracts that could potentially be exercised or converted into shares of common stock and then share in the earnings of the Company. As of June 30, 2026, shares of the Company’s Series A preferred stock may be converted into common stock and participate in dividends. Conversion of the preferred stock would be anti-dilutive. As a result, diluted net loss per common stock is the same as basic net loss per common stock for the periods presented.

The following table reflects the calculation of basic and diluted net loss per common stock (in dollars, except per share amounts):

	For the Three Months Ended June 30,
	2026	2025
	Common Stock	Shares Subject to Possible Redemption	Shares Not Subject to Possible Redemption
Basic and diluted net loss per common stock

Numerator:
Allocation of net loss	$(1,125,605)	$(191,959)	$(8,014,839)
Less: cumulative preferred dividends	(197,162)	—	—
Net loss available to common stock	(1,322,767)	(191,959)	(8,014,839)
Denominator:
Basic and diluted weighted average common shares outstanding	7,001,001	137,715	5,750,000
Basic and diluted net loss per common stock	$(0.19)	$(1.39)	$(1.39)

	For the Six Months Ended June 30,
	2026	2025
	Common Stock	Shares Subject to Possible Redemption	Shares Not Subject to Possible Redemption
Basic and diluted net loss per common stock

Numerator:
Allocation of net loss	$(1,332,417)	$(376,063)	$(11,182,070)
Less: cumulative preferred dividends	(313,623)	—	—
Net loss available to common stock	(1,646,040)	(376,063)	(11,182,070)
Denominator:
Basic and diluted weighted average common shares outstanding	6,789,456	193,378	5,750,000
Basic and diluted net loss per common stock	$(0.24)	$(1.94)	$(1.94)

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
JUNE 30, 2026 (UNAUDITED)

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

As of June 30, 2026 and December 31, 2025, there are no shares of common stock subject to possible redemption outstanding.

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
JUNE 30, 2026 (UNAUDITED)

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

Convertible Promissory Note

The Company’s convertible promissory note issued to B H, Inc. in 2024 contained a conversion feature whereby, upon consummation of the proposed Business Combination with TSII, the note shall convert into 355,000 shares of the Company’s common stock. The Company treated this conversion feature as an embedded derivative in accordance with ASC 815 and bifurcated the embedded derivative from the host contract. As such, the conversion event liability is reported on the unaudited condensed consolidated balance sheets at fair value upon inception of the convertible promissory note. Changes in its fair value are reported on the consolidated statements of operations as change in fair value of conversion event liability. On April 3, 2026, the Company converted the outstanding Convertible Promissory Notes held by B H, Inc. into common stock.

The convertible promissory note was issued at its face value of $1,500,000 and is reported net of a debt discount representing the initial fair value of the conversion event liability. In accordance with ASC 835, Interest (“ASC 835”), the Company capitalized the debt discount of $667,066 and amortized the debt discount ratably to interest expense on the consolidated statements of operations. The debt discount was fully amortized as of December 31, 2025. For the three and six months ended June 30, 2026, the Company recognized no interest expense related to the amortization of the debt discount. For the three and six months ended June 30, 2025, the Company recognized $54,629 and $216,721, respectively, in interest expense related to the amortization of the debt discount. The Company presents the convertible promissory note on the consolidated balance sheets at face value, net of its amortized debt discount.

The Company’s convertible promissory notes issued to Paul Gonzalez in 2025 contain a conversion feature whereby, upon consummation of the proposed Business Combination with TSII, the notes shall convert into 80,000 shares of the Company’s common stock. The Company treated this conversion feature as an embedded derivative in accordance with ASC 815 and bifurcated the embedded derivative from the host contract. As such, the conversion event liability is reported on the consolidated balance sheets at fair value upon inception of the convertible promissory note. Changes in its fair value are reported on the consolidated statements of operations as change in fair value of conversion event liability. On April 3, 2026, the Company converted the outstanding Convertible Promissory Notes held by Paul Gonzalez into 80,000 shares of common stock.

The convertible promissory notes were issued at their face value of $400,000 and is reported net of a debt discount representing the initial fair value of the conversion event liability. In accordance with ASC 835, Interest (“ASC 835”), the Company capitalized the debt discount of $105,570 and was fully amortized as of December 31, 2025. For the three and six months ended June 30, 2026 and 2025, the Company recognized no interest expense related to the amortization of the debt discount. The Company presents the convertible promissory notes on the consolidated balance sheets at face value, net of its amortized debt discount.

INTEGRATED RAIL & RESOURCES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2026 (UNAUDITED)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

Series A Preferred Stock

On January 23, 2026, the board of directors authorized 80,000 shares of Series A Convertible Preferred Stock with a $100 stated value per share. The stock carries a 12% annual dividend compounded quarterly, increasing to 15% upon noncompliance, with an initial $10 conversion price and additional rights, including voting rights, dividend participation, and a residual interest upon liquidation.

Additionally, the Series A preferred stock contains redemption features, none of which represent an unconditional obligation to redeem at a fixed or determinable date or upon an event that is certain to occur. All redemption provisions are either contingent or exercisable at the option of the holder or the Company. The Series A preferred stock carries a redemption (put) feature which allows the holder to require cash redemption upon a change of control or after the seventh anniversary if specified listing conditions are not met. This embedded feature does not qualify as a derivative under ASC 815. For the three and six months ended June 30, 2026, the company’s board of directors has not declared a preferred dividend. As such, the Company has preferred dividends in arrears of $197,162 and $313,623, respectively.

The company accounts for its Series A Preferred Stock in according with ASC 480-10-S99, and accordingly, the Series A Preferred Stock is classified outside of permanent equity.

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
JUNE 30, 2026 (UNAUDITED)

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

Income Taxes

The Company complies with the accounting and reporting requirements of ASC Topic 740, “Income Taxes,” which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the consolidated financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. The Company’s effective tax rate for the three and six months ended June 30, 2026, was 0.0%, and (0.04)%, respectively, and for the three and six months ended June 30, 2025, was (0.04)%, and (0.08)%, respectively. The effective tax rate differs from the statutory tax rate of 21% for the three and six months ended June 30, 2026 and 2025, primarily due to the change in the fair value of the warrants, conversion event liability, and the valuation allowance on the deferred tax assets.

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the consolidated financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company’s management determined that the United States is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits and underpaid income taxes as income tax expense. There were no unrecognized tax benefits as of June 30, 2026, and December 31, 2025, and the Company recognized $0 in accrued interest and penalties related to unrecognized tax benefits at June 30, 2026, and December 31, 2025. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. Since the Company was incorporated on March 12, 2021, the evaluation was performed for the 2025, 2024, 2023, 2022 and 2021 tax years, which are the only periods subject to examination.

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
JUNE 30, 2026 (UNAUDITED)

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

On April 8, 2026, the Company submitted an amended Form 720 tax return for the period ending December 31, 2023. The amended tax return addresses the excise tax for redemptions of corporate stock and looks to take advantage of recent Treasury and IRS final regulations pertaining to possible limited relief from stock repurchase excise taxes. The excise tax was incurred while the Company was organized as a special purpose acquisition company. Upon acceptance of the amended Form 720 by the IRS, the Company reversed its excise tax liability and related interest and penalties, through a reduction in accumulated deficit and other expenses, respectively.

As of June 30, 2026 and December 31, 2025, the Company is reporting $0 and $3,215,098, respectively, in excise taxes and related interest and penalties on the condensed consolidated balances sheets.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s condensed consolidated financial statements.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of June 30, 2026 and December 31, 2025.

Restricted cash and cash equivalents are amounts that are reserved to satisfy surety requirements from the Utah Department of Natural Resources, Division of Oil Gas and Mining. The Company does not have a surety bond in place, these funds are reserved to satisfy the bond requirements. Due to the long-term nature of the surety obligation, these funds have been classified as a non-current asset.

	June 30, 2026	December 31, 2025
Unrestricted cash and cash equivalents	$1,121,499	$372,165
Restricted cash and cash equivalents	811,084	811,084
Total cash and cash equivalents	$1,932,583	$1,183,249

Investments Held in Trust Account

Upon the close of the Business Combination on December 12, 2025, the Trust Account was liquidated with the Company receiving $280,694, net of expenses paid to the trustee.

INTEGRATED RAIL & RESOURCES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2026 (UNAUDITED)

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
JUNE 30, 2026 (UNAUDITED)

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

At June 30, 2026 and December 31, 2025, the Company reported the notes payable to Trident as Notes Payable – related parties of $2,043,710, on the condensed consolidated balance sheets.

Endeavor has advanced the Company funds for the payment of working capital. As of June 30, 2026 and December 31, 2025, the Company reported $78,463 and $47,319 as due to Endeavor on the condensed consolidated balance sheets. The advances from Endeavor are non-interest bearing and payable in conjunction with the $12 million Promissory Note to Sellers.

On April 13, 2023, the Company issued an unsecured promissory note to the Sponsor (“Note Payable—Sponsor”), pursuant to which the Company was entitled to borrow up to an aggregate principal amount of $4,153,244. On August 14, 2023, the Company amended the original promissory note and increased the borrowing limit up to $8,400,000 from the Sponsor to fund costs related to the extension of the date by which the Company must consummate an initial Business Combination pursuant to the Amended and Restated Certificate of Incorporation. These borrowings from the Sponsor are non-interest bearing and were due upon consummation of the Company’s Business Combination. As of June 30, 2026 and December 31, 2025, the Company has borrowed and owes $5,118,173 and $5,273,225 under the Note Payable—Sponsor, respectively. As of the filing of this Form 10-Q, the principal amount on the notes to the Sponsor have not been repaid.

On September 14, 2023, the Company issued an unsecured non-interest bearing promissory note to the Sponsor (“Working Capital Loan—Related Party”), pursuant to which the Company was entitled to borrow up to an aggregate principal amount of $17,935 from the Lender in order to fund costs reasonably related to an initial Business Combination for the Company. All unpaid principal under the promissory note was due and payable in full the date on which the Company consummated its initial Business Combination. At June 30, 2026 and December 31, 2025, the Company reported $17,935 as Working Capital Loan – Related Party on the consolidated balance sheets. As of the filing of this Form 10-Q, the principal amount on this note to the Sponsor has not been repaid.

A related party of the Company has paid operating expenses on behalf of the Company. These amounts were reflected on the consolidated balance sheets as Advances from Related Parties. The advances are non-interest bearing and are payable on demand. As of June 30, 2026 and December 31, 2025, the Company had an outstanding balance under advances from related parties of $100,770.

INTEGRATED RAIL & RESOURCES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2026 (UNAUDITED)

NOTE 3 - RELATED PARTY TRANSACTIONS – Continued

On October 11, 2024, the Company issued a convertible promissory note in the principal amount of $1,500,000 to B H, Inc (“BHI”). The note provided for automatic conversion into 355,000 shares of the Company’s Common Stock upon the closing of the Business Combination. On April 3, 2026, the Company converted the outstanding Convertible Promissory Note held by B H, Inc. into common stock. Following the conversion of the Convertible Promissory Note into the Company’s common stock, BHI owned approximately 5.1% of the Company’s shares outstanding as of June 30, 2026. As such, the Company determined BHI is a related party. Amounts due BHI are reported as Accounts Payable – related party on the condensed consolidated balance sheets. At June 30, 2026 and December 31, 2025, the Company reported $240,000 and $1,455,589 as accounts payable – related party.

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

Underwriting Agreement

The underwriters were due a deferred underwriting commission of $0.35 per unit, or $8,050,000 in the aggregate. Subsequently, the underwriters agreed to a partial waiver of its deferred underwriting commission upon the Company’s closing of its Business Combination totaling $6,300,000. The deferred fee became payable to the underwriters upon the Company completing a Business Combination. At June 30, 2026 and December 31, 2025, balance due of $1,750,000 was reported in accounts payable and accrued expenses on the condensed consolidated balance sheets.

Warrants

The Company accounted for the 20,900,000 warrants issued in connection with the Initial Public Offering (the 11,500,000 Public Warrants and the 9,400,000 Private Placement Warrants) in accordance with the guidance contained in ASC 815-40. Such guidance provided that because the warrants did not meet the criteria for equity treatment thereunder, each warrant must be recorded as a liability. Accordingly, the Company classified the Public and Private Placement Warrants as a liability at its fair value. This liability was subject to re-measurement at each balance sheet date. With each such re-measurement, the warrant liability was adjusted to fair value, with the change in fair value recognized in the Company’s consolidated statements of operations. Upon closing of the Company’s Business Combination on December 12, 2025, the Company’s Public Warrants were reclassified from a liability to equity and the Company’s Private Placement Warrants continued to be classified as a liability on the condensed consolidated balance sheets at June 30, 2026 and December 31, 2025.

Investment Banking Advisory Agreement

The Company entered into an investment banking advisory services agreement in August of 2024 pursuant to which fees will be paid upon the closing of an acquisition during the term of the agreement through 12 months after the termination of the agreement. The Company is contracted to pay, upon consummation of the Business Combination, a cash acquisition fee equal to $1,750,000. The Company incurred this expense upon Closing of its Business Combination and reported a payable on the condensed consolidated balance sheets as at June 30, 2026 and December 31, 2025.

INTEGRATED RAIL & RESOURCES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2026 (UNAUDITED)

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

INTEGRATED RAIL & RESOURCES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2026 (UNAUDITED)

NOTE 6 - STOCKHOLDERS’ EQUITY (DEFICIT)

Preferred Stock - The Company is authorized to issue 10,000,000 shares of preferred stock with a par value of $0.0001 per share. At June 30, 2026 and December 31, 2025, there were 64,555 and 0 shares of Series A Convertible Preferred Stock issued and outstanding, respectively, which are reflected as mezzanine equity.

The Series A Convertible Preferred Stock has a $100 stated value per share and carries a 12% annual dividend, compounded quarterly, increasing to 15% upon noncompliance, with an initial $10 conversion price and additional rights, including voting rights, dividend participation, and a residual interest upon liquidation.

Additionally, the Series A preferred stock contains redemption features, none of which represent an unconditional obligation to redeem at a fixed or determinable date or upon an event that is certain to occur. All redemption provisions are either contingent or exercisable at the option of the holder or the Company. The Series A preferred stock carries a redemption (put) feature which allows the holder to require cash redemption upon a change of control or after the seventh anniversary if specified listing conditions are not met. For the three and six months ended June 30, 2026, the company’s board of directors has not declared a preferred dividend. As such, the Company has preferred dividends in arrears of $197,162 and $313,623, respectively.

Common Stock - The Company is authorized to issue 200,000,000 shares of Common Stock with a par value of $0.0001 per share. Holders of the Company’s Common Stock are entitled to one vote for each share. At June 30, 2026 and December 31, 2025, there were 7,010,561 and 6,575,561 shares of Common Stock issued and outstanding, respectively.

Warrants - As of June 30, 2026, 11,500,000 Public Warrants were outstanding and classified as equity, and 9,400,000 Private Placement Warrants were outstanding and classified as liabilities. Each warrant entitles the holder to purchase one share of Common Stock at $11.50 per share. The warrants expire five years after the completion of the Business Combination.

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

INTEGRATED RAIL & RESOURCES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2026 (UNAUDITED)

NOTE 7 - FAIR VALUE MEASUREMENTS

The following tables presents information about the Company’s financial assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2026 and December 31, 2025, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

June 30, 2026

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
JUNE 30, 2026 (UNAUDITED)

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

The Private Placement Warrants were accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liabilities in the Company’s consolidated balance sheets at June 30, 2026 and December 31, 2025. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liabilities in the statements of operations.

The following table provides significant inputs to the independent third party’s pricing model for the fair value of the Private Placement Warrants at June 30, 2026 and December 31, 2025:

	June 30, 2026	December 31, 2025
Share price	$15.00	$6.50
Exercise price	$11.50	$11.50
Years to expiration	4.45	4.95
Volatility	1.1%	28.0%
Risk-free rate	4.09%	3.66%
Dividend yield	0.00%	0.00%

The following table provides a summary of the changes in the fair value of the Company’s Level 3 financial instruments that are measured at fair value on a recurring basis at June 30, 2026 and December 31, 2025:

	Private Placement Warrants	Conversion Feature
Changes in fair value of financial liabilities measured with level 3:
January 1, 2026	$7,238,000	$726,944
Change in fair value	(1,692,000)	(726,944)
March 31, 2026	5,546,000	—
Change in fair value	—	—
June 30, 2026	$5,546,000	$—

	Private Placement Warrants	Public Warrants	Conversion Feature
Changes in fair value of financial liabilities measured with level 3:
January 1, 2025	$1,880,000	$2,300,000	$684,887
Initial value of October 2025 Conversion Event Liability	—	—	105,570
Reclassification from a liability classification to equity	—	(11,500,000)	—
Reclassification of Public Warrants to Level 3	—	—	—
Change in fair value	5,358,000	9,200,000	(63,513)
December 31, 2025	$7,238,000	$—	$726,944

INTEGRATED RAIL & RESOURCES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2026 (UNAUDITED)

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

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Operating expenses	$(1,953,836)	$(449,001)	$(4,520,230)	$(1,484,603)
Excise tax interest and penalties	$818,962	$(110,045)	$750,089	$(398,435)
Provision for income taxes	$—	$(3,085)	$(489)	$(8,936)
Interest expense, net	$—	$(54,629)	$—	$(216,721)
Change in fair value of warrant liabilities	$—	$(7,607,000)	$1,692,000	$(9,488,000)
Change in fair value of conversion event liability	$—	$(5,335)	$726,944	$(17,991)

The Company has incurred other expenses in the form of excise tax interest and penalties related to the Company’s excise taxes. The CODM monitored the excise tax interest and penalties as the interest and penalties continued to accrue until all past due excise taxes, and related interest and penalties, were fully paid or the excise tax was deemed not applicable to the Company by the IRS. Payment of excise tax interest and penalties would require a cash outflow from the Company’s operating account or from cash that may be received from sources outside of the Company. On April 8, 2026, the Company submitted an amended Form 720 tax return for the period ending December 31, 2023. Upon acceptance of the amended Form 720 by the IRS, the Company reversed its excise tax liability and related interest and penalties, through a reduction in accumulated deficit and other expenses, respectively.

The provision for income taxes is reviewed by the CODM as other expenses of the Company. Income taxes were an expense that was payable with earnings from the Trust Account until the Closing Date. The CODM monitored earnings in the Trust Account to ensure there were sufficient earnings available to pay the Company’s income taxes.

INTEGRATED RAIL & RESOURCES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2026 (UNAUDITED)

NOTE 9 - SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based upon this review, other than stated below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

On July 14, 2026, the Company entered into a Second Amendment to Promissory Note (the “Second Amendment”), effective as of June 30, 2026, with Endeavor Capital Group, LLC, a Utah limited liability company (“Endeavor”). The Second Amendment amends the Company’s previously issued Promissory Note, dated December 12, 2025, in the original aggregate principal amount of $12,000,000, as previously amended by an Amendment to Promissory Note, dated April 1, 2026 (the “Original Note” and, as amended by the Second Amendment, the “Note”).

The Second Amendment, among other things, amends and restates the definition of “Maturity Date” under the Note to September 30, 2026, provided that, if at any time on or prior to September 30, 2026, the Company receives and notifies Endeavor of either a debt financing commitment letter from any lender or an equity commitment letter from one or more investors, the Maturity Date will be extended to December 31, 2026. The Second Amendment also provides that the Note is secured by the Confession of Judgment attached to the Original Note and by a Deed of Trust (as defined below), dated as of July 14, 2026, executed by the Company’s subsidiary, Tar Sands Holdings II, LLC (“Tar Sands”) for the benefit of Endeavor, as described further below.

In connection with the Second Amendment, Tar Sands entered into a Deed of Trust dated as of July 14, 2026, with Alyssa H. Depew, as trustee, for the benefit of Endeavor, as beneficiary and secured party (the “Deed of Trust”), granting a lien on certain real property, mineral interests, and related collateral located in Uintah County, Utah. The collateral pledged under the Deed of Trust includes real property, water rights, mineral rights, leasehold and royalty interests, and related revenue contracts. The Deed of Trust also includes an assignment to Endeavor of all minerals produced, saved, or sold from the trust property and attributable to Tar Sands’ interests therein, together with the proceeds of any sale thereof. Endeavor has elected not to exercise immediately its right to receive such proceeds directly, and purchasers may continue to make payments to Tar Sands unless an event of default has occurred and is continuing and notice has been given directing such purchasers to make payments directly to Endeavor.

On July 20, 2026, the Company was advised by Ham, Langston & Brezina, LLP (“HL&B”), the Company’s independent registered public accounting firm, that HL&B completed a transaction pursuant to which, among other things, CohnReznick LLP (“CohnReznick”) acquired certain assets of HL&B. In connection with the closing of this transaction, HL&B has resigned as the Company’s independent registered public accounting firm.

On July 23, 2026, the Audit Committee of the Company’s Board of Directors approved the appointment of CohnReznick as the Company’s new independent registered public accounting firm for the fiscal year ending December 31, 2026.

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

This section contains forward-looking statements within the meaning of the federal securities laws, including statements regarding our strategy, plans, future financial performance, liquidity, and capital allocation framework. These statements involve risks, uncertainties, and assumptions that could cause actual results to differ materially from those expressed or implied in the forward-looking statements. Important factors that could cause such differences are discussed under the section titled “Cautionary Note Regarding Forward-Looking Statements” in this Quarterly Report, as well as under “Risk Factors” in this Quarterly Report and in our most recent Annual Report on Form 10-K. We undertake no obligation to update any forward-looking statements except as required by law.

Overview

Integrated Rail & Resources Inc. is an energy infrastructure and processing company focused on repurposing and upgrading legacy oil sands and refining assets to support third-party feedstock processing and refined-product delivery. The Company is a Delaware corporation that, in 2025, consummated the Business Combination with TSII. Its core assets are located at Asphalt Ridge in northeastern Utah, one of the largest and most accessible oil sands deposits in the United States, where the Company owns 760 acres of fee-simple land, a permitted open-pit mine, and an existing large-scale extraction, refining and terminaling facility in Vernal, Utah (the “Facility”). With the planned equity and debt capital raises following the Business Combination, together with commitments under the Offtake Agreement, the Company intends to upgrade and bring its existing Facility online to process and refine third-party crude feedstock into products meeting customer specifications. The expected In-Service Date for the Facility is during the second half of 2027.

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

The Series A Convertible Preferred Stock has a $100 stated value per share and carries a 12% annual dividend, compounded quarterly, increasing to 15% upon noncompliance, with an initial $10 conversion price and additional rights, including voting rights, dividend participation, and a residual interest upon liquidation.

Additionally, the Series A Preferred Stock contains redemption features, none of which represent an unconditional obligation to redeem at a fixed or determinable date or upon an event that is certain to occur. All redemption provisions are either contingent or exercisable at the option of the holder or the Company. The Series A preferred stock carries a redemption (put) feature which allows the holder to require cash redemption upon a change of control or after the seventh anniversary if specified listing conditions are not met. For the three and six months ended June 30, 2026, the company’s board of directors has not declared a preferred dividend. As such, the Company has preferred dividends in arrears of $197,162 and $313,623, respectively.

Convertible Promissory Note

The Company’s convertible promissory notes issued to B H, Inc. (“BHI”) in 2024 and Paul Gonzalez in 2025 contained a conversion feature whereby, upon consummation of the proposed Business Combination with TSII, the notes shall convert into an aggregate of 435,000 shares of the Company’s common stock. On April 3, 2026, the Company converted the outstanding Convertible Promissory Notes held by BHI and Paul Gonzalez into common stock.

With the conversion of the Convertible Promissory Note into the common stock of the Company, BHI owns approximately 5.1% of the common stock outstanding as of June 30, 2026. As such, the Company determined BHI to be a related party.

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

For the three months ended June 30, 2026, we had net loss of $1,125,605, which consisted of operating costs of $1,953,836, partially offset by a reversal of the excise tax interest and penalties of $818,962, rental income of $6,000 and income earned on cash of $3,269.

For the three months ended June 30, 2025, we had a net loss of $8,206,798, which consisted of change in fair value of warrant liabilities of $7,607,000, operating costs of $449,001, excise tax interest and penalties of $110,045, interest expense of $54,629, change in fair value of conversion event of $5,335, and a provision for income taxes of $3,085, partially offset by the interest and income earned on cash and investment in the Trust Account of $22,297.

For the six months ended June 30, 2026, we had net loss of $1,332,417, which consisted of operating costs of $4,520,230 and provision for income taxes of $489, partially offset by a change in fair value of conversion event of $726,944, change in fair value of warrant liabilities of $1,692,000, a reversal of excise tax interest and penalties of $750,089, rental income of $16,000 and income earned on cash and investment in the Trust Account of $3,269.

For the six months ended June 30, 2025, we had a net loss of $11,558,133, which consisted of change in fair value of warrant liabilities of $9,488,000, operating costs of $1,484,603, excise tax interest and penalties of $398,435, interest expense of $216,721, change in fair value of conversion event of $17,991, and a provision for income taxes of $8,936, partially offset by the interest and income earned on cash and investment in the Trust Account of $56,553.

As of the Closing Date, the Trust Account was liquidated and we will not generate income earned on cash and investments in the Trust Account.

Liquidity and Capital Resources

At June 30, 2026, we had $1,121,499 in cash and a working capital deficit of $27,682,336.

For the six months ended June 30, 2026, cash used in operating activities was $4,876,758. Net loss of $1,332,417 was affected by change in fair value of warrant liabilities of $1,692,000, change in fair value of conversion event liability of $726,944, offset by accretion of asset retirement obligation $20,601 and amortization of right to use assets of $734. Changes in operating assets and liabilities used $1,146,732 of cash from operating activities.

For the six months ended June 30, 2025, cash used in operating activities was $1,320,908. Net loss of $11,558,133 was affected by change in fair value of Warrant Liabilities of $9,488,000, interest and income on cash and Trust Account investments of $56,552, interest expense of $216,722 and change in fair value of conversion event liability of $17,991. Changes in operating assets and liabilities provided $571,064 of cash from operating activities.

For the six months ended June 30, 2026, cash provided by investing activities was $0.

For the six months ended June 30, 2025, cash provided by investing activities was $2,628,085 affected by cash withdrawn from Trust Account to pay franchise and income taxes of $72,283, cash withdrawn from Trust Account in connection with redemption of $2,765,802 and offset by cash deposited into Trust Account of $210,000.

For the six months ended June 30, 2026, cash provided by financing activities was $5,626,092, primarily consisting of proceeds from issuance of preferred stock of $5,750,000, proceeds from advances from Endeavor of $31,144 offset by repayment of Promissory Note due to Sponsor of $155,052.

For the six months ended June 30, 2025, cash used in financing activities was $1,326,802 affected by proceeds from a note payable from a related party of $1,450,000, repayment of note payable with a related party of $11,000 and redemption of common stock of $2,765,802.

We intend to finance operations and the restoration of the Facility through a combination of proceeds from the PIPE investment, additional equity and debt financing, and potential future revenue from the Offtake Agreement once the Facility achieves its In-Service Date.

At June 30, 2026, we had cash of $1,121,499 and material cash requirements including promissory notes and other obligations outstanding, including a Note Payable due to the Sponsor of $5,118,173, Notes Payable due to related parties of $2,043,710, a Promissory Note to Sellers of $12,000,000, investment banking financing fees of $1,562,383 and other accrued liabilities.

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

Contractual Obligations

As of June 30, 2026, we have promissory notes and other obligations outstanding, including a Note Payable due to the Sponsor of $5,118,173, Notes Payable due to related parties of $2,043,710, a Promissory Note to Sellers of $12,000,000, investment banking financing fees of $1,562,383, and other accrued liabilities of $7,410,927.

The Company incurred an investment banking merger and acquisition advisory fee of $1,750,000 upon closing of the Business Combination, which is reported as a payable on the consolidated balance sheet. The investment banking advisory fee balance at June 30, 2026 was $1,562,383.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2026. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective due to the material weakness in internal control over financial reporting described in our Annual Report on Form 10-K for the year ended December 31, 2025, relating to inadequate controls around the calculation of amounts due and payment of funds from the Trust Account to redeeming shareholders. We are committed to maintaining a strong internal control environment and are implementing remediation measures, which include steps to increase dedicated personnel, improve reporting processes, design and implement new controls, and enhance related supporting technology. We will consider the material weakness remediated after the applicable controls operate for a sufficient period of time, and management has concluded, through testing, that the controls are operating effectively.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the fiscal quarter ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We are not a party to any legal proceedings the outcome of which, if determined adversely to us, would individually or in the aggregate have a material adverse effect on our business, financial condition, and results of operations. Regardless of outcome, litigation and other legal and administrative proceedings can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On April 3, 2026, the Company converted outstanding convertible promissory notes held by B H, Inc. (“BHI”) and Paul Gonzalez into an aggregate of 435,000 shares of Common Stock, par value $0.0001 per share. Specifically, a convertible promissory note in the principal amount of $1,500,000, originally issued to BHI on October 11, 2024, was converted into 355,000 shares of Common Stock, and convertible promissory notes in the aggregate principal amount of $400,000, issued to Paul Gonzalez in October 2025, were converted into 80,000 shares of Common Stock. The conversions were effected automatically upon the consummation of the Business Combination with TSII, in accordance with the terms of the respective notes.

The issuances of Common Stock upon conversion of the notes were made without registration under the Securities Act of 1933, as amended (the “Securities Act”), in reliance on Section 3(a)(9) of the Securities Act, as the shares were issued to existing security holders exclusively in exchange for outstanding securities of the Company and no commission or other remuneration was paid or given directly or indirectly for soliciting such exchange.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

During the fiscal quarter ended June 30, 2026, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each such term is defined in Item 408(a) of Regulation S-K.

ITEM 6. EXHIBITS

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
3.1**	Amended & Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on February 20, 2026).
3.2**	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K filed with the SEC on February 20, 2026).
10.1**	Securities Purchase Agreement, dated January 23, 2026, by and between Integrated Rail & Resources Inc. and Creto IRRX PIPE Investment, LLC. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on February 20, 2026, File No. 000-56805).
10.2**	Registration Rights Agreement, dated January 23, 2026, by and between Integrated Rail & Resources Inc. and Creto IRRX PIPE Investment, LLC (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on February 20, 2026, File No. 000-56805).
10.3**	Sponsor Letter Agreement , dated January 23, 2026, by and between Integrated Rail & Resources Inc., DHIP Natural Resources Investments, LLC, Creto IRRX PIPE Investment, LLC and each of the “Insiders” party thereto. (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on February 20, 2026, File No. 000-56805).
10.4**	Securities Purchase Agreement, dated March 9, 2026, by and between Integrated Rail & Resources Inc. and B H, Inc. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on March 17, 2026, File No. 000-56805).
10.5**	Joinder to Registration Rights Agreement, dated March 9, 2026, by and between Integrated Rail & Resources Inc. and B H, Inc. (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on March 17, 2026, File No. 000-56805).
10.6**	Second Amendment to Promissory Note, effective as of June 30, 2026, by and between Integrated Rail & Resources Inc. and Endeavor Capital Group, LLC (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on July 22, 2026, File No. 000-56805).
10.7**	Deed of Trust with Power of Sale, Security Agreement, Financing Statement and Assignment of Production dated July 14, 2026, by and among Tar Sands Holdings II, LLC, as trustor, Alyssa H. Depew, as trustee, and Endeavor Capital Group, LLC, as beneficiary (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on July 22, 2026, File No. 000-56805).
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1***	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2***	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document-the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*	Filed herewith.

**	Previously filed.

***	These certifications are furnished to the SEC pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, nor shall they be deemed incorporated by reference in any filing under the Securities Act of 1933, except as shall be expressly set forth by specific reference in such filing.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTEGRATED RAIL & RESOURCES INC.

Date: August 13, 2026	By:	/s/ Brian M. Feldott
	Name:	Brian M. Feldott
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: August 13, 2026	By:	/s/ Christopher S. Greenwood
	Name:	Christopher S. Greenwood
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)